Form 10-Q
period 1996-03-30
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1996-05-14
CIK 908985

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  March 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22068

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

State:      California                     I.R.S. Employer ID No.:  33-0128224

Address:    9750 Goethe Road, Sacramento, CA 95827

Telephone:  (916) 855-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ---      ---

The number of Common Shares of the registrant outstanding on April 22, 1996, was 12,921,327.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 30, 1996,
           and December 30, 1995.......................................      3

           Consolidated Statements of Operations for the
           Three Months Ended March 30, 1996, and April 1, 1995........      4

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 30, 1996, and April 1, 1995........      5

           Notes to Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................      8

PART II. OTHER INFORMATION

Item 1.  Litigation....................................................     14

Item 6.  Exhibits and Reports on Form 8-K..............................     14

         Signatures....................................................    S-1

                        LEVEL ONE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 30, 1996, and December 30, 1995
                                (in thousands)


                                            MARCH 30, 1996     DECEMBER 30, 1995
                                            --------------     -----------------
ASSETS                                        (unaudited)
  Current Assets:
    Cash and cash equivalents                  $ 22,206              $ 21,628
    Short-term investments                        4,890                 8,223
    Accounts receivable, net of allowance
     for doubtful accounts of $375 and $90
     for 1996 and 1995, respectively             14,446                15,390
    Inventories                                  16,764                15,772
    Deferred income tax benefit                   4,289                 4,289
    Prepaid expenses                              2,896                 2,905
                                               --------              --------
      Total current assets                       65,491                68,207
                                               --------              --------
  Property and equipment, net                    20,382                20,438
  Long-term investments                           4,674                 4,695
  Related party note receivable                   1,675                 1,225
  Other assets                                   11,913                 6,236
                                               --------              --------
      Total assets                             $104,135              $100,801
                                               ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
    Current portion of capital lease
     obligations                               $  1,068              $  1,059
    Accounts payable                              7,105                 9,541
    Accrued payroll costs                         2,193                 1,762
    Income taxes payable                          1,351                     -
    Deferred revenue                                185                   133
    Other accrued liabilities                     5,205                 4,878
                                               --------              --------
      Total current liabilities                  17,107                17,373

  Capital lease obligations, less current
   portion                                        3,542                 3,814
  Deferred lease expense                            640                   649
                                               --------              --------
      Total liabilities                          21,289                21,836
                                               --------              --------
  Shareholders' equity:
  Common Stock                                   78,436                77,839
  Retained earnings                               4,410                 1,126
                                               --------              --------
      Total shareholders' equity                 82,846                78,965
                                               --------              --------
      Total liabilities and shareholders'
       equity                                  $104,135              $100,801
                                               ========              ========

       The accompanying notes are an integral part of these statements.

                        LEVEL ONE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                        QUARTER AND YEAR TO DATE ENDED
                            ----------------------------------------------------
                               MARCH 30, 1996                   APRIL 1, 1995
                               --------------                   -------------
Revenues                          $27,542                          $13,219
Cost of sales                      11,588                            5,600
                                  -------                          -------
  Gross margin                     15,954                            7,619

Research & development              5,675                            2,896
Sales & marketing                   4,001                            2,247
General & administrative            1,766                            1,084
                                  -------                          -------
  Total operating expenses         11,442                            6,227
                                  -------                          -------
Operating income                    4,512                            1,392
Other income, net                     392                              512
                                  -------                          -------
Income before provsion for
 income taxes                       4,904                            1,904
Provision for income taxes          1,618                              381
                                  -------                          -------
Net income                        $ 3,286                          $ 1,523
                                  =======                          =======
Net income per share (Note 2)     $  0.24                          $  0.12
                                  =======                          =======
Weighted average common shares
 and equivalents                   13,686                           13,224
                                  =======                          =======

       The accompanying notes are an integral part of these statements.

                        LEVEL ONE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                  MARCH 30, 1996   APRIL 1, 1995
                                                  --------------   -------------
Cash flows from operating activities:
  Net income                                        $ 3,286          $  1,523
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization                     1,584             1,359
    (Increase) decrease in accounts receivable          944            (1,036)
    Increase in inventories                            (992)             (560)
    (Increase) decrease in prepaid expenses               9            (2,105)
    Increase (decrease) in accounts payable and
     accrued liabilities                               (248)            4,674
    Decrease in deferred liabilities                    (36)              (21)
                                                    -------          --------
      Total adjustments                               1,261             2,311
                                                    -------          --------
  Net cash provided by operating activities           4,547             3,834
                                                    -------          --------
Cash flows from investing activities:
  Purchase of short-term investments                 (1,400)          (12,201)
  Proceeds from sales and maturities of short-
   term investments                                   4,732            11,026
  Purchase of long-term investments                       -            (2,425)
  Proceeds from sales and amturities of long-term
   investments                                          (20)               --
  Capital expenditures                               (1,427)           (4,187)
  Payments for related party notes receivable          (450)                -
  Payments for other assets                          (5,779)              (31)
                                                    -------          --------
    Net cash used in investing activities            (4,344)           (7,818)
                                                    -------          --------
Cash flows from financing activities:
  Principal payments under capital lease
   obligations                                         (264)             (122)
  Proceeds from issuance of preferred and common
   stock, net                                           639               177
                                                    -------          --------
    Net cash provided by financing activities           375                55
                                                    -------          --------
Net increase (decrease) in cash and cash
 equivalents                                            578            (3,929)
Cash and cash equivalents, beginning of period       21,628             9,260
                                                    -------          --------
Cash and cash equivalents, end of period            $22,206          $  5,331
                                                    =======          ========
SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH
 TRANSACTIONS
  Cash payments for:
    Interest                                        $    91          $     13
                                                    =======          ========
    Income taxes                                    $   301          $     16
                                                    =======          ========

       The accompanying notes are an integral part of these statements.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                  ___________

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. The information, reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995.

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock outstanding, and the dilutive common equivalent shares outstanding from stock options and warrants (using the treasury stock method).

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                   __________

NOTE 3 - INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consist of:

 (In thousands)                 March 30, 1996    December 30, 1995
                                --------------    -----------------
Raw Materials                       $     28            $     26
Work in Process                       14,588              14,281
Finished Goods                         2,148               1,465
                                    --------            --------

                                    $ 16,764            $ 15,772
                                    ========            ========

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment follows:



(In thousands)                    March 30, 1996     December 30, 1995
                                  --------------     -----------------
Machinery & Equipment               $ 22,025            $ 22,557
Furniture & Fixtures                  10,203               8,244
                                    --------            --------

                                    $ 32,228            $ 30,801

Accumulated Depreciation             (11,846)            (10,363)
                                    --------            --------

Total                               $ 20,382            $ 20,438
                                    ========            ========

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                     _____

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

REVENUES

Revenues increased 108% to $27.5 million in the first quarter of 1996 compared to revenues of $13.2 million in the same quarter of 1995.

Networking revenues were $12.3 million and $4.9 million for the first quarter of 1996 and 1995, respectively. Transmission product revenues were $15.2 million and $8.3 million for the first quarter of 1996 and 1995, respectively. The increase during the first quarter of 1996 reflects the substantial unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and the broadening of the Company's customer base.

International sales were $10.2 million or 37% and $3.8 million or 29% of sales for the first quarter of 1996 and 1995, respectively. The increase in international sales in the first quarter of 1996 over the first quarter of 1995 is attributable to the Company's increased international marketing efforts, including its program to establish direct sales support in foreign countries, and to international production of equipment incorporating the Company's products. All sales are denominated in U.S. dollars, thereby reducing the impact of foreign currency exchange rate fluctuations on revenues. The Company's profit margin on international sales is not materially different from that realized on its sales in the United States.


GROSS MARGIN

The Company's cost of sales includes the cost of wafer fabrication, packaging and assembly performed by third party vendors, and costs associated with the procurement, scheduling, product engineering, testing and quality assurance functions performed by the Company. Gross margin as a percentage of revenues in the first quarter of 1996 was 57.9% versus 57.6% in the first quarter of 1995. During any period, the Company's gross margin is affected by several factors, including the mix of products, test equipment utilization, foundry and assembly manufacturing yields, declining selling prices, and the cost benefits achieved through die size reductions.

During the first quarter of 1996, the Company received benefits from product enhancement costs that had been incurred in 1995. The benefits of these enhancements resulted in slightly higher margins on certain products. These higher margins were offset to some extent by the cost of ongoing product enhancements.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5.7 million or 20.6% of revenues in the first quarter of 1996 versus $2.9 million, or 21.9% of revenues in the first quarter of 1995. The increases in expenses in 1996 are due primarily to additions to the Company's design engineering staffs and their associated costs.

The markets for the Company's products are characterized by continuing technological change, evolving industry standards, and frequent new product introductions. The Company believes that the continued introduction of new products is essential to its success and is committed to continued substantial investment in new product research and development. The Company anticipates increased investment in research and development in absolute dollars in future years, although research and development costs as a percentage of revenues may decline over time.

SALES AND MARKETING

Sales and marketing expenses were $4.0 million or 14.5% of revenues in the first quarter of 1996 versus $2.2 million or 17.0% of revenues in the first quarter of 1995. The increases in expenditures are primarily attributable to the continued expansion of the Company's international sales efforts, higher sales commissions associated with increased revenues, and the expansion of the Company's domestic sales and marketing staffs.

The Company anticipates that sales and marketing expenses will continue to increase as revenues grow and it opens and maintains sales support offices in Europe and in the Far East during 1996. The Company also plans to add additional application engineering personnel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.8 million or 6.4% of revenues in the first quarter of 1996 versus $1.1 million or 8.2% of revenues in the first quarter of 1995. The increases in expenses are primarily attributable to additional headcount associated with the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of March 30, 1996, consisted of $27.1 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's working capital line of credit. At March 30, 1996, the Company had no outstanding balance under this line of credit. Working capital as of March 30, 1996, was $48.4 million.

During the first three months of 1996, the Company generated $4.5 million of cash from operating activities as compared to $3.8 million in the same period in 1995. Net cash generated from operations in the first quarter of both 1996 and 1995 was primarily due to increased profitability.

During the first three months of 1996, financing activities provided net cash of $376,000 versus $55,000 in 1995. The primary source of cash in both periods was from the issuance of common stock from options exercised.

During the first three months of 1996, the Company used net cash of $4.3 million in investing activities. The Company generated net cash of $3.3 million from the maturity of short-term investments and used $7.6 million for the purchase of capital equipment and other assets, including a deposit with a third party semiconductor foundry. During the first three months of 1995, the Company used net cash of $7.8 million in investing activities, primarily for the purchase of short-term and long-term investments for $3.6 million and the purchase of capital equipment for $4.2 million.

During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing
or a cash deposit.   Under one of these agreements, the Company is subject to a penalty if it fails to purchase specified minimum quantities of wafers. Over 1996, 1997 and 1998, these arrangements provide for additional expenditures aggregating $18 million, which the Company expects to pay using cash generated from operations.

The Company expects to fund its 1996 capital equipment requirements using a combination of cash and equipment leasing. The Company believes that its existing cash resources combined with cash generated from operations, equipment lease arrangements and its line of credit will be sufficient to meet the Company's cash requirements through the end of 1996. However, the Company may from time to time seek additional equity or debt financing as a result of the capital intensive nature of the semiconductor industry.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors may be associated with the outlook for the Company's business:

DEPENDENCE UPON INDEPENDENT MANUFACTURERS

The Company does not manufacture the wafers used for its products. To date, the Company's wafers have been manufactured by foundries located in the United States, Europe, and the Far East. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them to the Company in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity fluctuates significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices which must be paid by the Company. The Company's operating results depend in substantial part on its ability to maintain and to increase the capacity available to it from its existing or new foundries.

The Company is also dependent upon third-party assembly companies that package the semiconductor die. The Company depends upon these suppliers to produce products in a timely manner and at competitive prices. The Company has in the past, and may in the future, sustained financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.


FACTORS AFFECTING QUARTERLY OPERATING RESULTS

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions specific to the semiconductor industry, decreases in average selling price, the timing of new product introduction (both by the Company and its competitors), use of new manufacturing technologies, the ability to safeguard patents and intellectual property, and rapid escalation or decline of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the suddenness of their onset can make the prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, may not be predictive of future performance.

DEPENDENCE ON NEW PRODUCTS

The Company's future success depends on its ability to develop and introduce new products on a timely basis. These new products need to compete effectively on the basis of price, performance and customer requirements. During the first quarter of 1996, the Company introduced two new products. Because of the complexity of its products, the Company may experience delays from time to time in completing development and introduction of new products, and, as a result, may not achieve the market share anticipated for such products. There can be no assurance that the Company will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product may decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to existing product lines. To the extent that such cost reductions and new product introductions with higher margins do not occur in a timely manner, or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.

INTELLECTUAL PROPERTY

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company's financial condition and results of operations. In November 1995 the Company commenced infringement litigation against a competitor. See Part II, Item 1, "Litigation".

SEMICONDUCTOR INDUSTRY

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may adversely affect the market price of the Company's Common Stock. As is common in the semiconductor industry, the Company frequently receives bookings for and ships more product in the third month of each quarter than in either of the first two months of the quarter.

This concentration of shipments in the last month of the quarter, which is common in the semiconductor industry, may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, if a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be adversely affected.

The Company must often order wafers and build inventory well in advance of product shipments. There is risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's markets are volatile and subject to rapid technology and price changes, which could affect shipments.

This inventory risk is heightened because certain of the Company's customers place orders with long lead times which may be subject to cancellation or rescheduling by that customer. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected.

Increases in the general demand for semiconductor products may result in a reduction in the availability of wafers from foundries. Such capacity limitations may adversely affect the Company's ability to deliver products to its customers on a timely basis, and may also adversely impact the Company's margins. Additionally, the Company believes that during periods of strong demand and/or restricted semiconductor capacity, customers will order multiples of their actual needs in order to attempt to assure a supply from multiple sources to avoid encountering a parts delay from any single source. Accordingly, certain of the Company's customers may cancel or postpone orders without notice if parts become available from other vendors. These characteristics may result in volatility in the Company's backlog.

Even if the Company has products available for sale to its customers, many of the Company's products, particularly those products developed for the computer networking market, could be affected in the event the Company's customers encounter shortages in other parts necessary to build and ship computers. Shortages of components from other suppliers could cause the Company's customers to cancel or delay programs incorporating the Company's parts, resulting in the cancellation or delay of orders of the Company's products.

Because of the foregoing factors that may affect future results, investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company participates in a highly dynamic industry that may result in significant volatility of the Company's common stock price.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet products. The suit seeks damages and injunctive relief. Seeq has denied the allegations. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. See "Factors Affecting Quarterly Operating Results".

   There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -  27.1--Financial Data Schedule, March 30, 1996


       (b)  Reports on Form 8-K -  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEVEL ONE COMMUNICATIONS, INCORPORATED



Date:  May 10, 1996                   By:  /s/ Robert S. Pepper
                                           -----------------------------------
                                           Robert S. Pepper, Ph.D.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 10, 1996                   By:  /s/ John Kehoe
                                           ------------------------------------
                                           John Kehoe
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)