Form 10-Q
period 1996-06-29
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1996-08-13
CIK 908985

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 1996

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

                             Yes   X    No _______
                                 -----

The number of Common Shares of the registrant outstanding on August 1, 1996, was 12,980,860.

                                     INDEX

                                                                      PAGE
                                                                      ----

PART I.             FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets as of
                      June 29, 1996, and December 30, 1995            3

                      Consolidated Statements of Operations
                      for the Three and Six Months Ended
                      June 29, 1996, and July 1, 1995                 4

                      Consolidated Statements of Cash Flows
                      for the Six Months Ended June 29, 1996,
                      and July 1, 1995                                5

                      Notes to Financial Statements                   6

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                      8

PART II.            OTHER INFORMATION

Item 1.               Litigation                                     14

Item 6.               Exhibits and Reports on Form 8-K               14

                      Signatures                                    S-1


                        LEVEL ONE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    June 29, 1996              December 30, 1995
                                    -------------              -----------------
                                     (UNAUDITED)
ASSETS
  Current Assets:

    Cash and cash equivalents            $ 29,765                      $ 21,628
    Short-term investments                  2,762                         8,223
    Accounts receivable, net of
      allowance for doubtful
      accounts of $505 and
      $90 for 1996 and 1995,
      respectively                         13,576                        15,390
    Inventories                            13,738                        15,772
    Deferred income tax benefit             3,852                         4,289
    Prepaid expenses                        2,539                         2,905
                                         --------                      --------
      Total current assets                 66,232                        68,207

  Property and equipment, net              19,322                        20,438

  Long-term investments                     3,620                         4,695
  Related party note receivable             2,250                         1,225
  Other assets                             11,810                         6,236
                                         --------                      --------
      Total assets                       $103,234                      $100,801
                                         ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Current portion of capital lease
      obligations                        $  1,087                      $  1,059
    Accounts payable                        4,107                         9,541
    Accrued payroll costs                   2,057                         1,762
    Income taxes payable                      172                            --
    Deferred revenue                           --                           133
    Other accrued liabilities               4,671                         4,878
                                         --------                      --------
      Total current liabilities            12,094                        17,373

  Capital lease obligations, less
    current portion                         3,254                         3,814
  Deferred lease expense                      632                           649
                                         --------                      --------
      Total liabilities                    15,980                        21,836
                                         --------                      --------
  Shareholders' equity:

  Common Stock                             79,621                        77,839
  Retained earnings                         7,633                         1,126
                                         --------                      --------
      Total shareholders' equity           87,254                        78,965
                                         --------                      --------
      Total liabilities and
        shareholders' equity             $103,234                      $100,801
                                         ========                      ========

       The accompanying notes are an integral part of these statements.

                        LEVEL ONE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                    -------------------------------     -------------------------------
                                    JUNE 29, 1996      JULY 1, 1995     JUNE 29, 1996      JULY 1, 1995
                                    -------------      ------------     -------------      ------------
Revenues                               $27,479           $16,605           $55,021            $29,824
Cost of sales                           11,521             6,882            23,109             12,483
                                       -------           -------           -------            -------
   Gross margin                         15,958             9,723            31,912             17,341
Research & development                   5,739             3,991            11,414              6,887
One time charge for SFT
   acquisition                              --               750                --                750
Sales & marketing                        3,989             2,492             7,990              4,739
General & administrative                 1,765             1,337             3,531              2,421
                                       -------           -------           -------            -------
   Total operating expenses             11,493             8,570            22,935             14,797
                                       -------           -------           -------            -------
Operating income                         4,465             1,153             8,977              2,544
Other income, net                          349               557               741              1,069
                                       -------           -------           -------            -------
Income before provision for income
   taxes                                 4,814             1,710             9,718              3,613
Provision for income taxes               1,590               477             3,208                858
                                       -------           -------           -------            -------
Net income                             $ 3,224           $ 1,233           $ 6,510            $ 2,755
                                       =======           =======           =======            =======
Net income per share (Note 2)          $  0.24           $  0.09           $  0.48            $  0.21
                                       =======           =======           =======            =======
Weighted average common shares
   and equivalents                      13,681            13,420            13,683             13,322
                                       =======           =======           =======            =======

       The accompanying notes are an integral part of these statements.

                        LEVEL ONE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                       SIX MONTHS ENDED
                                              ----------------------------------
                                              JUNE 29, 1996         JULY 1, 1995
                                              -------------         ------------
Cash flows from operating activities:
   Net income                                   $  6,510              $  2,755
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation and amortization               3,277                 2,907
       Purchased Research & Development
         expenses                                     --                   750
       (Increase) decrease in accounts
         receivable                                1,814                (2,209)
       Increase in inventories                     2,035                (1,655)
       (Increase) decrease in prepaid
         expenses                                    365                (3,498)
       Increase (decrease) in accounts
         payable and accrued liabilities          (5,060)                6,558
       Increase (decrease) in deferred
         liabilities                                (134)                  (22)
       Increase (decrease) in deferred lease
         expense                                     (85)                   --
       Increase (decrease) in deferred taxes         390                    --
                                                 -------               -------
         Total adjustments                         2,602                 2,831
     Net cash provided by operating activities     9,112                 5,586
                                                 -------               -------
Cash flows from investing activities:
   Purchase of short-term investments             (1,400)               (4,693)
   Proceeds from sales and maturities of
     short-term investments                        7,915                    --
   Purchase of long-term investments                 (20)                  200
   Proceeds from sales and maturities of
     long-term investments                            --                    --
   Capital expenditures                           (1,955)               (8,149)
   Payments for related party notes receivable    (1,025)                   --
   Payments for other assets                      (5,782)                 (390)
                                                 -------               -------
     Net cash used in investing activities        (2,267)              (13,032)
                                                 -------               -------
Cash flows from financing activities:
   Principal payments under capital lease
     obligations                                    (532)                 (229)
   Proceeds from issuance of preferred and
     common stock, net                             1,825                   212
                                                 -------               -------
     Net cash provided by financing activities     1,293                   (17)
                                                 -------               -------
Net increase (decrease) in cash and cash
   equivalents                                     8,138                (7,463)
Cash and cash equivalents, beginning of period    21,627                 9,260
                                                 -------               -------
Cash and cash equivalents, end of period         $29,765               $ 1,797
                                                 =======               =======
SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH
  TRANSACTIONS
     Cash payments for:
       Interest                                  $   179               $    29
                                                 =======               =======
       Income taxes                              $ 2,052               $   732
                                                 =======               =======


       The accompanying notes are an integral part of these statements.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                  ___________

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995.

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock outstanding, and the dilutive common equivalent shares outstanding from stock options and warrants (using the treasury stock method).

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                   __________

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, consist of:

(in thousands)                    June 29, 1996     December 30, 1995
                                  -------------     -----------------
Raw materials                       $     44            $     26
Work-in-process                       12,091              14,281
Finished goods                         1,603               1,465
                                    --------            --------

                                    $ 13,738            $ 15,772
                                    ========            ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

(in thousands)                     June 29, 1996    December 30, 1995
                                  --------------    -----------------
Machinery & equipment               $  22,006           $ 22,557
Furniture & fixtures                   10,749              8,244
                                    ---------           --------
                                    $  32,755           $ 30,801
Accumulated depreciation              (13,433)           (10,363)
                                    ---------           --------
                                    $  19,322           $ 20,438
                                    =========           ========

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors that May Affect Future Results" and elsewhere in this Report.


REVENUES

Revenues increased 65% to $27.5 million in the second quarter of 1996 compared to revenues of $16.6 million for the same quarter of 1995. For the first six months of 1996, revenues increased 84% to $55.0 million from $29.8 million for the same period of 1995.

Networking product revenues were $11.9 million and $9.1 million for the second quarter of 1996 and 1995, respectively, an increase of 30%. Transmission product revenues were $15.6 million and $7.5 million for the second quarter of 1996 and 1995, respectively, an increase of 108%. For the first six months of 1996, networking product revenues were $24.2 million and transmission product revenues were $30.8 million, an increase of 73% and 95%, respectively, over the first six months of 1995. The increases during the second quarter and first half of 1996 reflect the substantial unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and the broadening of the Company's customer base.

International sales were $11.1 million or 41% and $5.7 million or 34% of sales for the second quarter of 1996 and 1995, respectively. For the first half of 1996 and 1995, international sales were $21.3 million or 39% and $9.5 million or 32% of sales, respectively. The increase in international sales in the second quarter and first half of 1996 over the same periods of 1995 is attributable to the Company's increased international marketing efforts, which included the addition of sales and application engineering personnel. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues. The Company's profit margin on international sales is not materially different from that realized on its sales in the United States.

GROSS MARGIN

The Company's cost of sales includes the cost of wafer fabrication, packaging and assembly performed by third party vendors, and costs associated with the procurement, scheduling, product engineering, testing and quality assurance functions performed by the Company. Gross margin as a percentage of revenues in the second quarter of 1996 was 58.1% versus 58.6% in the second quarter of 1995. During any period, the Company's gross margin is affected by several factors, including the mix of products, test equipment utilization, foundry and assembly manufacturing yields, declining selling prices, and the cost benefits achieved through die size reductions. The Company conducts ongoing product enhancement and cost reduction programs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5.7 million or 20.9% of revenues in the second quarter of 1996 versus $4.7 million, or 28.6% of revenues in the second quarter of 1995. In the first half of 1996, research and development expenses were $11.4 million or 20.7% of revenues versus $7.6 million, or 25.6% of revenues in the same period of 1995. Research and development expenses in 1995 were uncharacteristically high as a percentage of revenues as a result of a one-time charge of $750,000 in the second quarter of 1995 related to the acquisition of San Francisco Telecom, Inc. The research and development expense increase on a year-to-year basis is due primarily to additions to the Company's design engineering staff and related new product design expenses.

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

SALES AND MARKETING

Sales and marketing expenses were $4.0 million or 14.5% of revenues in the second quarter of 1996 versus $2.5 million or 15% of revenues in the second quarter of 1995. In the first half of 1996, sales and marketing expenses were $8.0 million or 14.5% of revenues compared to $4.7 million or 15.9% of revenues in the first half of 1995. The increases in expenditures are primarily attributable to the continued expansion of the Company's international sales efforts, higher sales commissions associated with increased revenues, and the expansion of the Company's sales and marketing staffs.

The Company anticipates that sales and marketing expenses will continue to increase as revenues grow and it opens sales support offices in Europe and in the Far East during 1996. The Company also plans to add additional application engineering personnel.

GENERAL AND ADMINISTRATIVE

In the second quarter of 1996, general and administrative expenses were $1.8 million or 6.4% of revenues versus $1.3 million or 8.1% of revenues in the same period of 1995. General and administrative expenses were $3.6 million or 6.5% of revenues in the first half of 1996 versus $2.4 million or 8.1% of revenues in the first half of 1995. The increased expenses are primarily attributable to additional headcount associated with the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of June 29, 1996, consisted of $32.5 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's revolving line of credit. At June 29, 1996, the Company had no outstanding balance under this line of credit. Working capital as of June 29, 1996, was $54.1 million.

During the first six months of 1996, the Company generated $9.1 million of cash from operating activities, as compared to $5.6 million in the same period in 1995. Net cash generated from operations in the second quarter of both 1996 and 1995 was primarily due to increased profitability.

During the first six months of 1996, financing activities provided net cash of $1.3 million versus net cash used of $17,000 for the same period a year ago.
The primary source of cash in both periods was the issuance of common stock upon exercise of employee stock options.

During the first six months of 1996, the Company used net cash of $2.3 million for investing activities. The Company generated net cash of $6.5 million from the maturity of short-term investments and used $8.8 million for the purchase of capital equipment and other assets, including a deposit with a third party semiconductor foundry. During the first six months of 1995, the Company used net cash of $13.0 million for investing activities, primarily for the purchase of short-term investments of $4.7 million and the purchase of capital equipment for $8.1 million.

During 1995, the Company entered into five-year arrangements with three of its suppliers for committed foundry capacity in consideration for equipment
financing or a cash deposit.   Under one of these agreements, the Company is
subject to a penalty if it fails to purchase specified minimum quantities of wafers. Through 1998, these arrangements provide for additional expenditures aggregating $18 million, which the Company expects to pay using cash generated from operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors may be associated with the outlook for the Company's business:

DEPENDENCE UPON INDEPENDENT MANUFACTURERS

The Company does not manufacture the wafers used for its products. To date, the Company's wafers have been manufactured by foundries located in the United States, Europe, and the Far East. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them to the Company in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity fluctuates significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices which must be paid by the Company. In periods in which wafer supply is plentiful, the Company may experience less predictability in customer ordering patterns, as the shorter lead times cause customers to place orders nearer to their planned delivery dates. The Company's operating results depend in substantial part on its ability to maintain or increase the capacity available to it from its existing or new foundries.

The Company is also dependent upon third-party assembly companies that package the semiconductor die. The Company depends upon these suppliers to produce products in a timely manner and at competitive prices. The Company has in the past and may in the future sustain a financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions specific to the semiconductor industry, decreases in average selling price, the timing of new product introductions (both by the Company and its competitors), use of new manufacturing technologies, the ability to safeguard patents and intellectual property, and rapid escalation or decline of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the suddenness of their onset can make the prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, may not be predictive of future performance.

DEPENDENCE ON NEW PRODUCTS

The Company's future success depends on its ability to develop and introduce new products on a timely basis. These new products need to compete effectively on the basis of price, performance and customer requirements. During the second quarter of 1996, the Company introduced two new products. Because of the complexity of its products, the Company may experience delays from time to time in completing development and introduction of new products, and, as a result, may not achieve the market share anticipated for such products. The Company conducts its own analysis of market trends and relies as well on forecasts and information provided by industry analysts. Market conditions may change rapidly as technology, economic, or user-preference conditions cause different communications technologies to experience different growth prospects from those forecast by the Company or by others. There can be no assurance that the Company will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product may decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to existing product lines. To the extent that such cost reductions and new product introductions with higher margins do not occur in a timely manner, or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.

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

Due to the number of weeks in the Company's accounting months within a quarter, the Company generally receives bookings for and ships more product in the third month of each quarter than in either of the first two months of the quarter. This concentration of shipments in the last month of the quarter may cause the Company's quarterly results of operations to be more difficult to predict. Moreover, if a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be adversely affected.

The Company must often order wafers and build inventory well in advance of product shipments. There is risk that the Company may forecast incorrectly and produce excess or insufficient inventories of particular products because the Company's markets are volatile and subject to rapid technology and price changes, which could affect shipments.

This inventory risk is heightened because certain of the Company's customers place orders with lead times that make such orders subject to cancellation or rescheduling by that customer. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected.

Sales in the second quarter of 1996 to customers who placed orders within the quarter generating these sales represented a larger portion of the Company's revenues than the Company has previously experienced. To the extent the Company continues to be subject to such shorter ordering cycles, it may increase the Company's risk that it will over- or under-produce inventory while making it more difficult for the Company to forecast its quarterly operating results.

Increases in the general demand for semiconductor products may result in a reduction in the availability of wafers from foundries. Such capacity limitations may adversely affect the Company's ability to deliver products to its customers on a timely basis, and may also adversely impact the Company's margins. Additionally, the Company believes that during periods of strong demand and/or restricted semiconductor capacity, customers will over order to attempt to assure an adequate supply. Accordingly, certain of the Company's customers may cancel or postpone orders without notice if parts become available. These characteristics may result in volatility of the Company's backlog.

Even if the Company has products available for sale to its customers, many of the Company's products could be affected in the event the Company's customers encounter shortages in other parts necessary to build and ship their products. Shortages of components from other suppliers could cause the Company's customers to cancel or delay programs incorporating the Company's parts, resulting in the cancellation or delay of orders of the Company's products.

The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because product life and design-in cycles can be short, the Company's competitors have opportunities to achieve design wins in next generation systems. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and revenues, gross margin, and earnings would be adversely affected

Because of the foregoing factors that may affect future results, investors should not use historical trends to anticipate results or trends for future periods. In addition, the Company participates in a highly dynamic industry that may result in significant volatility of the Company's common stock price.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet system products. The suit seeks damages and injunctive relief. Seeq has denied the allegations. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. See "Factors Affecting Quarterly Operating Results".

   There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -  27.1--Financial Data Schedule, June 29, 1996


       (b)  Reports on Form 8-K -  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LEVEL ONE COMMUNICATIONS, INCORPORATED



Date:  August 12, 1996        By:  /s/ Robert S. Pepper
                              ----------------------------------------
                              Robert S. Pepper, Ph.D.
                              Chairman of the Board of Directors,
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  August 12, 1996        By:  /s/ John Kehoe
                              ----------------------------------------
                              John Kehoe
                              Vice President and Chief Financial
                              Officer
                              (Principal Financial Officer)