Form 10-Q
period 1996-09-29
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1996-11-13
CIK 908985

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                             Yes  X    No ___
                                 ---
The number of Common Shares of the registrant outstanding on September 29, 1996, was 12,983,554.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 29, 1996, and
             December 30, 1995............................................   3

           Consolidated Statements of Operations for the Three and
             Nine Months Ended September 29, 1996, and September 30, 1995.   4

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 29, 1996, and September 30, 1995.............   5

           Notes to Financial Statements..................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   8

PART II. OTHER INFORMATION

Item 1.  Litigation.......................................................  14

Item 4.  Submission of Matters to a Vote of Shareholders..................  14

Item 6.  Exhibits and Reports on Form 8-K.................................  14

         Signatures....................................................... S-1


                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                 September 29, 1996    December 30, 1995
                                                 ------------------    -----------------
                                                    (unaudited)
ASSETS
  Current Assets:

    Cash and cash equivalents                         $13,747               $ 21,628
    Short-term investments                             16,208                  8,223
    Accounts receivable, net                           17,004                 15,390
    Inventories                                        12,189                 15,772
    Deferred income tax benefit                         2,504                  4,289
    Prepaid expenses                                    2,719                  2,905
                                                     --------               --------

      Total current assets                             64,371                 68,207

  Property and equipment, net                          19,920                 20,438

  Long-term investments                                10,339                  4,695
  Related party note receivable                         2,825                  1,225
  Other assets                                         11,829                  6,236
                                                     --------               --------

      Total assets                                   $109,284               $100,801
                                                     ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Current portion of capital lease obligations     $  1,218               $  1,059
    Accounts payable                                    6,488                  9,541
    Accrued payroll costs                               2,253                  1,762
    Income taxes payable                                  319                     -
    Deferred revenue                                       -                     133
    Other accrued liabilities                           3,821                  4,878
                                                     --------               --------

      Total current liabilities                        14,099                 17,373

  Capital lease obligations, less current portion       3,402                  3,814
  Deferred lease expense                                  622                    649
                                                     --------               --------

      Total liabilities                                18,123                 21,836
                                                     --------               --------

  Shareholders' equity:

  Common Stock                                         79,640                 77,839
  Retained earnings                                    11,521                  1,126
                                                     --------               --------

      Total shareholders' equity                       91,161                 78,965
                                                     --------               --------

      Total liabilities and shareholders' equity     $109,284               $100,801
                                                     ========               ========

       The accompanying notes are an integral part of these statements.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                       ------------------------------  ------------------------------
                                       Sept. 29, 1996  Sept. 30, 1995  Sept. 29, 1996  Sept. 30, 1995
                                       --------------  --------------  --------------  --------------
Revenues                                  $27,363         $21,680         $82,384         $51,503
Cost of sales                              11,756           9,459          34,865          21,942
                                          -------         -------         -------         -------

    Gross margin                           15,607          12,221          47,519          29,561

Research & development                      5,249           4,604          16,663          11,491
Sales & marketing                           4,219           3,146          12,209           7,885
General & administrative                    1,595           1,403           5,126           3,823
                                          -------         -------         -------         -------

    Total operating expenses               11,063           9,153          33,998          23,199
                                          -------         -------         -------         -------

Operating income                            4,544           3,068          13,521           6,362

Other income, net                           1,084             511           1,825           1,580
                                          -------         -------         -------         -------

Income before provision for income
  taxes                                     5,628           3,579          15,346           7,942

One time charge for SFT Acquisition            -               -               -              750
Provision for income taxes                  1,857           1,086           5,065           1,944
                                          -------         -------         -------         -------

Net income                                $ 3,771         $ 2,493         $10,281         $ 5,248
                                          =======         =======         =======         =======

Net income per share (Note 2)             $  0.27         $  0.18         $  0.75         $  0.39
                                          =======         =======         =======         =======
Weighted average common shares
  and equivalents                          13,803          13,632          13,723          13,425
                                          =======         =======         =======         =======

       The accompanying notes are an integral part of these statements.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                           ------------------------------
                                                           Sept. 29, 1996  Sept. 30, 1995
                                                           --------------  --------------
Cash flows from operating activities:
  Net income                                                  $10,281         $  5,248
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                             4,805            4,140
      Purchased Research & Development expenses                     -              750
      (Increase) decrease in acocunts receivable               (1,614)          (7,025)
      (Increase) decrease in inventories                        3,583           (1,330)
      (Increase) decrease in prepaid expenses                     186           (2,173)
      Increase (decrease) in accounts payable and
        accrued liabilities                                    (3,299)           9,024
      Increase (decrease) in deferred liabilities               1,652              (36)
      Increase (decrease) in deferred lease expense              (280)              14
                                                              -------         --------
          Total adjustments                                     5,033            3,364
                                                              -------         --------

        Net cash provided by operating activities              15,314            8,612
                                                              -------         --------

Cash flows from investing activities:
  Purchase of short-term investments                           (7,985)          20,519
  Purchase of long-term investments                            (5,644)             200
  Capital expenditures                                         (4,288)         (12,820)
  Payments for related party notes receivable                  (1,600)              -
  Payments for other assets                                    (5,593)          (3,133)
                                                              -------         --------

        Net cash used in investing activities                 (25,110)           4,766

Cash flows from financing activities:
  Principal payments under capital lease obligations               -              (220)
  Proceeds from issuance of stock, net of
    repurchases and costs of issuance                           1,915              356
                                                              -------         --------

        Net cash provided by financing activities               1,915              136
                                                              -------         --------

Net increase (decrease) in cash and cash equivalents           (7,881)          13,514
Cash and cash equivalents, beginning of period                 21,628            9,260
                                                              -------         --------

Cash and cash equivalents, end of period                      $13,747         $ 22,774
                                                              =======         ========
Supplementary disclosure of cash and noncash transactions

  Cash payments for:
    Interest                                                  $   300         $     65
                                                              =======         ========

    Income taxes                                              $ 2,103         $    739
                                                              =======         ========

       The accompanying notes are an integral part of these statements.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                  ___________

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 29, 1996. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1995, and subsequent filings with the Securities and Exchange Commission.

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock outstanding, and the dilutive common equivalent shares outstanding from stock options and warrants (using the treasury stock method).

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                   __________

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, consist of:

          (in thousands)         September 29, 1996    December 30, 1995
                                 ------------------    -----------------
          Raw materials               $     18             $     26
          Work-in-process               10,544               14,281
          Finished goods                 1,627                1,465
                                      --------             --------

                                      $ 12,189             $ 15,772
                                      ========             ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

          (in thousands)         September 29, 1996    December 30, 1995
                                 ------------------    -----------------
          Machinery & equipment       $ 22,556             $ 22,557
          Furniture & fixtures          12,533                8,244
                                      --------             --------

                                      $ 35,089             $ 30,801

          Accumulated depreciation     (15,168)             (10,363)
                                      --------             --------

                                      $ 19,920             $ 20,438
                                      ========             ========

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                     _____


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and subsequent filings with the Securities and Exchange Commission.

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


REVENUES

Revenues increased 26.2% to $27.4 million in the third quarter of 1996 compared to revenues of $21.7 million for the same quarter of 1995. For the first nine months of 1996, revenues increased 60.0% to $82.4 million from $51.5 million for the same period of 1995.

Networking product revenues were $12.9 million and $10.6 million for the third quarter of 1996 and 1995, respectively, an increase of 21.7%. Transmission product revenues were $14.5 million and $11.1 million, respectively, for the third quarter of 1996 and 1995, an increase of 30.6%. For the first nine months of 1996, networking product revenues were $37.1 million and transmission product revenues were $45.3 million, an increase of 60.0% and 59.9%, respectively, over the first nine months of 1995. The increases during the third quarter and first nine months of 1996 reflect the substantial unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and the broadening of the Company's customer base.

International sales were $9.7 million or 35.4% and $6.8 million or 31% of sales, respectively, for the third quarter of 1996 and 1995. For the first nine months of 1996 and 1995, international sales were $31.0 million or 37.6% and $16.1 million or 31% of sales, respectively. The increase in international sales in the third quarter and first nine months of 1996 over the same periods of 1995 is attributable to the Company's increased international marketing efforts, which included the addition of sales and application engineering personnel. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues. The Company's profit margin on international sales is not materially different from that realized on its sales in the United States.

GROSS MARGIN

The Company's cost of sales includes the cost of wafer fabrication, packaging and assembly performed by third party vendors, and costs associated with the procurement, scheduling, product engineering, testing and quality assurance functions performed by the Company. Gross margin as a percentage of revenues in the third quarter of 1996 was 57.0% versus 56.4% in the third quarter of 1995. During any period, the Company's gross margin is affected by several factors, including the mix of products, test equipment utilization, foundry and assembly manufacturing yields, selling prices, and the cost benefits achieved through die size and other cost reductions. The Company conducts ongoing product enhancement and cost reduction programs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5.2 million or 19.2% of revenues in the third quarter of 1996 versus $4.6 million, or 21.2% of revenues in the second quarter of 1995. For the first nine months of 1996, research and development expenses were $16.7 million or 20.2% of revenues versus $11.5 million, or 22.3% of revenues in the same period of 1995. The research and development expense increase in absolute dollars on a year-to-year basis is due primarily to additions to the Company's design engineering staff and related new product design expenses.

The markets for the Company's products are characterized by continuing technological change, evolving industry standards, and frequent new product introductions. The Company believes that the continued introduction of new products is essential to its success and is committed to continued investment in new product research and development. The Company anticipates increased investment in research and development in absolute dollars in future years, although research and development costs as a percentage of revenues may decline over time.

SALES AND MARKETING

Sales and marketing expenses were $4.2 million or 15.4% of revenues in the third quarter of 1996 versus $3.1 million or 14.5% of revenues in the third quarter of 1995. For the first nine months of 1996, sales and marketing expenses were $12.2 million or 14.9% of revenues compared to $7.9 million or 15.3% of revenues in the first nine months of 1995. The increased expenditures are primarily attributable to the continued expansion of the Company's international sales efforts, sales commissions associated with increased revenues, and the expansion of the Company's sales and marketing staffs.

The Company anticipates that sales and marketing expenses will continue to increase as revenues grow and as a result of the expansion of sales and support offices worldwide.

GENERAL AND ADMINISTRATIVE

In the third quarter of 1996, general and administrative expenses were $1.6 million or 5.8% of revenues versus $1.4 million or 6.5% of revenues in the same period of 1995. For the first nine months general and administrative expenses were $5.1 million or 6.2% of revenues in 1996 versus $3.8 million or 7.4% of revenues in 1995. The increased expenses are primarily attributable to additional headcount associated with the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of September 29, 1996, consisted of $30.0 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's revolving line of credit. At September 29, 1996, the Company had no outstanding balance under this line of credit. Working capital as of September 29, 1996, was $50.3 million.

During the first nine months of 1996, the Company generated $15.3 million of cash from operating activities, as compared to $13.5 million in the same period in 1995. In both years, net cash generated from operations in the third quarter was primarily due to net income before depreciation and amortization expense.

During the first nine months of 1996, financing activities provided net cash of $1.9 million versus net cash used of $136,000 for the same period a year ago. The primary source of cash in both periods was the issuance of common stock upon exercise of employee stock options.

During the first nine months of 1996, the Company used net cash of $25.1 million for investing activities. The Company used $9.9 million for the purchase of capital equipment and other assets, including a deposit with a third party semiconductor foundry. During the first nine months of 1995, the Company used net cash of $13.6 million for investing activities, primarily for the purchase of short-term investments of $8.0 million and the purchase of long-term investments of $5.6 million.

During 1995, the Company entered into five-year arrangements with three of its suppliers for committed foundry capacity in consideration for equipment
financing or a cash deposit.   Under one of these agreements, the Company is
subject to a penalty if it fails to purchase specified minimum quantities of wafers. Through 1998, these arrangements provide for additional expenditures aggregating $18 million, which the Company expects to fund using cash generated from operations.

The Company expects to fund its remaining 1996 capital equipment requirements using a combination of cash and equipment leasing. The Company believes that its existing cash resources combined with cash generated from operations, equipment lease arrangements and its line of credit will be sufficient to meet the Company's cash requirements through the end of 1997. However, the Company may from time to time seek additional equity or debt financing as a result of the capital intensive nature of the semiconductor industry.

ONE-TIME GAIN FROM SALE OF PORTION OF MINORITY INTEREST

During the third quarter of 1996, in connection with a financing for Maker Communications, Inc. ("Maker"), the Company sold a portion of its minority interest in Maker for an aggregate of approximately $675,000. This sale was accounted as a one-time gain in the third quarter. The Company continues to hold a minority interest in Maker and to license certain Maker technology.
Other contractual rights and obligations, including the obligation to lend Maker up to $3,000,000, were terminated in the transaction. After the end of the third quarter, Maker repaid the Company approximately $2,875,000, the total balance under an outstanding note.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors may be associated with the outlook for the Company's business:

DEPENDENCE UPON INDEPENDENT MANUFACTURERS

The Company does not manufacture the wafers used for its products. To date, the Company's wafers have been manufactured by foundries located in the United States, Europe, and the Far East. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them to the Company in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity fluctuates significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices which must be paid by the Company. When foundry and assembly lead times are short, the Company may experience less predictability in customer ordering patterns, as the shorter lead times cause customers to place orders nearer to their planned delivery dates. The Company's operating results depend in substantial part on its ability to maintain or increase the capacity available to it from its existing or new foundries.

The Company is also dependent upon third-party assembly companies that package the semiconductor die. The Company depends upon these suppliers to produce products in a timely manner and at competitive prices. The Company has in the past and may in the future sustain a negative financial impact due to problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, conditions specific to the semiconductor industry, decreases in average selling price, the timing of new product introductions (both by the Company and its competitors), use of new manufacturing technologies, the ability to safeguard patents and intellectual property, and rapid escalation or decline of demand for its products. The level of revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the suddenness of their onset may make the prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, may not be predictive of future performance.

DEPENDENCE ON NEW PRODUCTS

The Company's future success depends on its ability to develop and introduce new products on a timely basis. These new products need to compete effectively on the basis of price, performance and features. During the third quarter of 1996, the Company introduced four new products. Because of the complexity of its products, the Company may experience delays from time to time in completing development and introduction of new products, and, as a result, may not achieve the market share anticipated for such products. The Company conducts its own analysis of market trends and uses forecasts and information provided by industry analysts. Market conditions may change rapidly as technology, economic, or user-preference conditions cause different communications technologies to experience different growth cycles from those forecast by the Company or others. There can be no assurance that the Company will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product may decrease rapidly over the product's life. To offset such decreases, the Company relies primarily on obtaining yield improvements and cost reductions for existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are initially achieved relative to existing products. To the extent that such cost reductions and new product introductions do not occur in a timely manner, or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.

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

SEMICONDUCTOR INDUSTRY

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and over or under capacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may affect the market price of the Company's Common Stock.

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

The Company must order wafers and build inventory in advance of product shipments. There is risk that the Company may order incorrectly and produce excess or insufficient inventories of particular products because the Company's markets are volatile and subject to rapid technology and price changes, which could affect shipments.

Inventory risk is heightened because certain of the Company's customers place orders with lead times that make such orders subject to cancellation or rescheduling by that customer. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected.

In the third quarter of 1996, sales to customers who placed orders for shipment within the quarter represented a larger portion of the Company's revenues than the Company had generally experienced in the past. This was the second consecutive quarter in which the Company experienced such a level of sales with such short lead times. To the extent the Company continues to be subject to such shorter ordering cycles, it may decrease the Company's visibility of the mix of products that will be shipped in the current quarter.

In the future, increases in the general demand for semiconductor products may result in a reduction in the availability of wafers from foundries. Such capacity limitations may adversely affect the Company's ability to deliver products to its customers on a timely basis, and may also adversely impact the Company's margins. Additionally, the Company believes that during periods of strong demand and/or restricted semiconductor capacity, customers will over order to attempt to assure an adequate supply. Accordingly, certain of the Company's customers may cancel or postpone orders without notice if parts become available. These characteristics may result in volatility of the Company's backlog.

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

The Company's business is intensely competitive and is characterized by new product cycles, price erosion, and rapid technological change. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits. Because product life and design-in cycles can be short, the Company and its competitors have opportunities to achieve design wins in next generation systems.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On July 18, 1996, the Company held its annual meeting of shareholders, at which the following matters were submitted to shareholder vote:

Election of Directors:

 Robert S. Pepper                           For:  11,270,590   Against:  154,114
 Thomas J. Connors                          For:  11,271,280   Against:  153,424
 Paul Gray                                  For:  11,271,430   Against:  153,274
 Martin Jurick                              For:  11,267,176   Against:  157,528
 Henry Kressel                              For:  11,271,280   Against:  153,424
 Joseph P. Landy                            For:  11,271,280   Against:  153,424

Amendment to Employee Stock Purchase Plan:

 For:  10,970,572                           Against:  151,219
 Abstain:  20,379                           No Vote:  282,534

Amendments to 1993 Stock Option Plan:

 For:    6,317,451                          Against:  2,100,257
 Abstain:   22,231                          No vote:  2,984,765

Ratification of Appointment of Arthur Andersen LLP as auditor:

  For:     11,407,344
  Against:      8,663
  Abstain:      8,697

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -  27.1--Financial Data Schedule, September 29, 1996

       (b)  Reports on Form 8-K -  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LEVEL ONE COMMUNICATIONS, INCORPORATED



Date:  November 12, 1996               By: /s/ Robert S. Pepper
                                           -------------------------------------
                                           Robert S. Pepper, Ph.D.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  November 12, 1996               By: /s/ John Kehoe
                                           -------------------------------------
                                           John Kehoe
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)