Form 10-K
period 1996-12-29
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1997-03-31
CIK 908985

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       FORM 10-K
 (MARK ONE)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 29, 1996

                                      OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from                    to

                        Commission File Number: 0-22068

             Exact name of registrant as specified in its charter:

            LEVEL ONE COMMUNICATIONS,
                   INCORPORATED

STATE OR OTHER JURISDICTION OF IRS EMPLOYER
INCORPORATION OR ORGANIZATION: IDENTIFICATION NO.
California 33-0128224

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                9750 Goethe Road, Sacramento, California 95827
                                TELEPHONE NO.:
                                (916) 855-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                                 Common Stock,
                            no par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes x    No ___

        Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's common stock held by nonaffiliates as of February 28, 1997, was $280,564,948.

        The number of shares outstanding of the Registrant's only class of common stock as of February 28, 1997, was 13,405,475 shares of no par value common stock.



                                  PART I

ITEM 1.   BUSINESS

     Level One Communications, Incorporated (''Level One'' or ''the Company'') was incorporated in 1985 under the laws of the state of California. The Company has operations in the United States, Europe and Asia.

     Level One designs, develops and markets mixed-signal application specific standard integrated circuit products (''ASSPs'') for high-speed digital signal transmission and networking connectivity to systems that transport information, within an office or around the world. Such systems connect to local area networks ("LANs"), wide area networks ("WANs") and public telephone transmission networks. LANs, WANs, and telephone transmission networks make possible such activities as the use of intra-enterprise networking ("intranets") and the use of the Internet and World Wide Web.

     Level One ASSPs transmit, regenerate and receive digitized voice, data, and video signals using a wide variety of protocols. Because these products both transmit and receive signals, they are called "transceivers". All networks, LAN, WAN, and transmission, require transceivers. Level One combines its strengths in analog and digital circuit design with its communications systems expertise to produce mixed-signal solutions with increased functionality and greater reliability, resulting in lower total system cost.

     As the volume of transmitted digital information continues to grow, communications original equipment manufacturers (''OEMs'') that supply products and systems to the transmission and networking markets face a fundamental challenge of providing greater data throughput on a cost-effective basis. Level One addresses the needs of leading communications OEMs by providing high performance mixed-signal ASSPs that optimize the allocation of analog and digital signal processing functions. The Company's proprietary simulation software and sophisticated design and testing methodology accelerate the product design cycle to improve time to market.

     A key challenge for Level One's OEM customers and their end users is the creation of access technologies that maximize the use of the large installed base of twisted-pair copper telephone lines to transport information. With more than 1.3 billion miles in place in the United States, copper telephone wire is expected to remain the primary medium for local connectivity to the ''electronic superhighway'' transport media that handle long-distance data transmissions. Such long-distance transport media include copper telephone lines, coaxial cable, fiber optic cable, wireless and satellite transmission. Copper telephone wire, which was originally designed to transmit relatively slow analog voice signals, requires special signal conditioning circuits to enable transmission of high-speed digital signals.

PRODUCTS AND APPLICATIONS

     Level One develops and sells advanced ASSPs and custom derivatives that provide silicon connectivity solutions and achieve improved integration of functions. The Company's current products address the needs of two primary segments of the communications connectivity market: the networking market and the transmission market.

     NETWORKING PRODUCTS

     Level One's networking products address the rapid evolution and the growing convergence of the LAN and WAN networking connectivity markets. For these markets, Level One produces Ethernet transceivers, single chip quad Ethernet repeaters, managed Ethernet repeaters, and integrated transceiver solutions for Frame Relay, Switched 56/DDS and T1/E1 access products.

     Local Area Networks address the need to share information among individuals and workgroups within a building or campus environment. The dominant networking standard in the LAN environment is Ethernet, commonly implemented over a twisted pair copper wire environment utilizing a 10 megabits per second transmission standard. Fast Ethernet products enable transmissions of up to 100 megabits per second over twisted pair copper wiring. Emerging 1-Gigabit per second Ethernet standards are aimed at the same copper infrastructure as the Fast Ethernet products. These high speed LANs are expected to be catalysts for a variety of new graphics, video, multimedia, and network management applications.

     Level One's transceivers incorporate analog and digital functions into single chip solutions. Level One products in this category are used in computer/workstation, server, portable computing, network printing, and Ethernet switch applications. To provide Level One customers with cost effective, high performance intranet and LAN solutions, these transceivers incorporate features such as patented on-chip transmit filters, full duplex support, multichannels, 3.3 volt performance, and the smallest form factor package available.

     Level One repeater and network management products include cascadeable quad repeater hub chips, with integrated, filter technology. These chips allow development of low cost, multiport managed and unmanaged Ethernet repeater hub systems. Level One also produces a family of remote network management devices which incorporate a Media Access Controller and support for Simple Network Management Protocol ("SNMP") and Remote Monitoring ("RMON"). The Company also has a single chip solution optimized for hybrid switching systems.

     Intranets and Wide Area Networks connect individuals and workgroups over longer distances than LANs, using telephone company transmission lines rather than intraoffice wiring. WAN system products that incorporate Level One devices include routers, digital modems, multichannel Access Multiplexers, lottery and point-of-sale terminals. The rapid growth of high bandwidth, low cost digital access services has increased the demand for business and consumer use of Wide Area Networks. Along with the growth of the Internet and on-line services, WAN equipment markets have experienced significant growth in recent years.

     The company's transceivers targeted at WAN equipment segments incorporate analog and digital functions into single chip solutions. Level One products are used in routers, digital modems, and a variety of other customer premise equipment applications. Service offerings such as Frame Relay, Switched 56, and DDS have helped drive demand for Level One's products such as the LXT441, a single chip 56kbs digital access modem.

     As the LAN and WAN markets experience broad based growth, there is increased demand for compatible protocols and standards to allow LAN/WAN interoperability and management as well as for silicon technology addressing the convergence of the two markets. Level One networking products service these evolving market needs.

     TRANSMISSION PRODUCTS

     Level One's transmission products service the growing demand for high-speed digital signal transmission utilizing the industry-wide specifications referred to as ''T1'' in North America, and ''E1'' in Europe, Asia and much of the rest of the world. T1 systems transmit 1.544 million bits per second and E1 systems transmit 2.048 million bits per second. Level One's products also address the transmission service known as ''Fractional T1,'' in which users can access multiple 64kbs sub-channel rates of T1.

     Level One produces fully integrated single chip T1 and E1 transceivers to meet the requirements of its customers. Short-haul transceivers, which process signals travelling within buildings, are incorporated into customer premise equipment and into products sold to network service providers such as telephone companies. Short-haul transceivers are typically used for transmissions of 600 feet to 700 feet. Long-haul transceivers, which transmit to approximately 6,000 feet, are incorporated into products such as PBXs, channel service units, routers and multiplexers, which provide connectivity between customer premise devices and the telephone company network. Long-haul transceivers are also used in base stations for mobile communication systems.

     Repeaters are installed along telephone company transmission lines to receive and regenerate signals at intervals of 6,000 feet, preventing the deterioration of the signal. To reduce service costs, telephone companies use ''smart'' repeaters that enable the system operator to quickly locate a faulty repeater. Level One's products are used in these ''smart'' repeater applications.

     High-bit-rate digital subscriber line (''HDSL'') products produced by the Company are designed to transmit up to 12,000 feet at the T1 rate on two sets of twisted-pair copper wire or at the E1 rate on two or three sets of twisted pair wire, reducing or eliminating the need for repeaters in long-haul T1/E1 transmission. HDSL permits the transmission of data at 784 kilobits per second or 1,168 kilobits per second on any twisted-pair copper wire used for subscriber loops. The Company's HDSL solution is a two-chip chipset.

     The Company expects that HDSL, together with successor and derivative technologies, will continue to play an important role in the communications infrastructure. Emerging DSL technologies ("xDSL") include high speed Internet access and residential broadband. The Company plans to address these markets with current and future DSL products. During 1996 the Company shipped Subrate HDSL Multi-Rate Digital Subscriber Line ("MDSL") chipsets to selected customers, and formally announced the product in February 1997. MDSL is currently used for Internet access and digital pair gain, primarily for commercial customers. In the future MDSL is expected to also be used for wireless base stations and video conferencing.

     Level One produces fully integrated quadruple T1/E1 receivers, which are incorporated into telephone company maintenance and performance monitoring equipment. In 1996 Level One introduced the LXT360, LXT361, LXT350 and LXT351 integrated T1/E1 transceivers aimed at developers of Sonet/SDH multiplexers, digital loop carriers, and residential broadband access systems. These products permit OEM customers to develop a single board design that meets both T1 and E1 standards. The chips are designed to operate over poor quality or "noisy" lines.

     Clock rate adapters (CLADs) adapt signals generated at the host system's internal clock rates for T1/E1 transmission. CLADs are used to generate internal timing systems for channel banks, digital loop carriers, multiplexers, timing generators and other E1/T1 equipment, eliminating the need for expensive discrete crystal oscillators.

BUSINESS AND TECHNOLOGY TRANSACTIONS

     In December 1996, the Company acquired Silicon Design Experts, Inc., a design and consulting company located in New Jersey. The acquisition provides the Company with research and development personnel and digital signal processing ("DSP") technology that will accelerate the Company's product development of 1 Gigabit Ethernet, Asynchronous Transfer Mode ("ATM"), and other high speed DSP applications. The Company incurred a one-time charge to earnings of $2.5 million during the fourth quarter of 1996 for purchased research and development related to the acquisition.

     During the third quarter of 1996, in connection with a third-party financing transaction for Maker Communications, Inc. ("Maker"), the Company sold a portion of its minority interest in Maker for an aggregate of approximately $675,000. This sale was accounted for as a one-time gain which was reported as other income. The Company continues to hold a minority interest in Maker and to license certain Maker technology. Other contractual rights and obligations, including the Company's obligation to provide certain loan financing to Maker, were terminated in the transaction. Following the transaction, Maker repaid the Company approximately $2.9 million, the total balance under an outstanding note.

TECHNOLOGY

     The Company's proprietary technology includes systems simulation and testing software and an extensive circuit cell library. Level One believes that a key competitive factor in its success is its ability to use this technology, in conjunction with industry standard design tools, to rapidly design and introduce new products. The Company continuously reviews new opportunities in emerging technologies such as xDSL, Switched Ethernet, Fast and Gigabit Ethernet, infrared, ATM, wireless, frame relay and cable transmission.

STRATEGIC RELATIONSHIPS

     Level One's relationships and strategic development arrangements with industry leaders help the Company identify and develop new products that meet industry needs. Through the involvement of key customers in alpha stage development, the Company's objective is to bring to market products that are positioned to become market leaders. Level One is an active member of several important standards committees throughout the world.

     Level One has from time to time  entered  into development and license agreements  with  third  parties  to  broaden  the  Company's  product  and technology offerings. Level One has also in the past entered into strategic alliances with consortia of industry leaders to develop communications products, such as the Company's HDSL chipsets. The Company may in the future enter into such arrangements when appropriate opportunities arise.


SALES AND MARKETING

     Level One's sales and marketing strategy is to achieve design wins by developing products with superior mixed-signal processing functions that are designed into equipment offered by industry leaders. Level One has a direct sales force and a worldwide network of independent distributors and sales representatives. These independent sales organizations are selected for their ability to provide effective field sales and technical support to customers. The Company has a direct order fulfillment service for its customers ordering smaller quantities of parts with lead times shorter than the Company's standard lead times.

     The Company maintains seven regional sales offices in the United States. In addition, there are 25 sales representatives or distributors of the Company's products. Internationally, Level One has six sales offices along with 22 sales representatives or distributors operating in 37 countries.



RESEARCH AND DEVELOPMENT

     The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 29, 1996, Level One had 104 full-time employees engaged in research and development. The Company currently anticipates that it will increase research and development staffing levels in 1997. Expenditures for research and development in 1996, 1995 and 1994 were approximately $22.0 million, $17.1 million, and $10.0 million, respectively. These expenditures exclude one-time charges for purchased research and development of $2,500,000 and $750,000 related to acquisitions in 1996 and 1995, respectively.

     The Company released 12 new products during 1996, consisting of four networking products and eight transmission products. A portion of the Company's research and development resources may be used to enhance existing products and to move to smaller geometries on larger wafers to improve product costs.

MANUFACTURING

     FOUNDRIES

     Level One uses independent silicon foundries to fabricate its wafers. This approach enables the Company to concentrate its resources on design and test and allowing it to eliminate the cost associated with owning and operating a fabrication facility.

     The Company's wafer needs are supplied by six foundries; however, the Company may, from time to time, qualify other foundries. Except where the Company has contracted for long-term wafer supplies, the Company's suppliers generally are not obligated to supply, nor is the Company obligated to purchase, any minimum amount of wafers. Such suppliers generally agree on production schedules based on purchase orders and forecasts. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. During 1995 and 1996, the Company provided an aggregate of $14.6 million in equipment financing and/or cash deposits to these three foundries in connection with such agreements.

     From time to time, foundries supplying the Company may experience wafer yield problems or capacity constraints which can result in wafer delivery delays, and the Company may need to locate an alternative source of supply for wafers. The Company has experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, forcing the Company to transfer products to a new foundry. Although the Company believes it can meet customer demand, there can be no assurances that unforeseen demand or supply disruptions will not have a material impact on the Company's business.

     ASSEMBLY

     Once the subcontracted wafers have been tested and accepted by the Company, the die are assembled into packages by subcontractors located worldwide. The Company utilizes multiple assembly subcontractors for its products. While the Company has not experienced any material disruption in supply from assembly subcontractors, there can be no assurance that assembly problems will not occur.

     QUALITY AND RELIABILITY ASSURANCE

     The Company qualifies each assembly and foundry subcontractor before that vendor manufactures products for the Company. Such qualification includes an audit and analysis of the subcontractor's quality system and manufacturing capabilities. The Company continuously monitors subcontractors' quality and reliability on an ongoing basis. Level One's objective is to control the quality of finished goods as thoroughly as if it internally operated every step of the manufacturing process. The Company and its customers thereby realize the economic efficiencies of "fabless" production combined with tight quality control.

     Effective January 30, 1997, Level One was registered by Underwriters Laboratory as complying with the requirements of ISO 9001.

BACKLOG

     As of December 29, 1996, the Company's total backlog scheduled to be shipped was approximately $32.6 million, as compared to backlog of
approximately $29.2 million at December 30,  1995.   A portion of the orders
constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without
significant  penalty.   The  Company  limits  its reported backlog to those
orders expected to ship within the next six months.

COMPETITION

     Level One's competition consists of other semiconductor companies and semiconductor divisions of vertically integrated companies. In the transmission market, the Company's principal competitors are Lucent, Brooktree Corporation (a subsidiary of Rockwell International, Inc.), Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.), Siemens, Dallas Semiconductor, Inc. and Sierra Semiconductor Corporation. In the networking market, the Company's principal competitors are Advanced Micro Devices, Inc., Crystal, Lucent, Seeq Technologies, Inc., Texas Instruments, Incorporated, and National Semiconductor Corporation. Many of these competitors have substantially greater financial and other resources than the Company.

     Level One believes that its competitive strengths include efficient distribution channels, highly experienced digital and mixed-signal circuit designers, proprietary design and development tools, and its library of analog and digital blocks and cells.

     The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control. Such factors include, without limitation, success in designing and manufacturing new products, implementing new technologies, intellectual property programs, product quality, reliability, price, efficiency of production, and general economic conditions. Although the Company believes that it competes favorably, there is no assurance that the Company will be able to compete successfully in the future.

PATENTS AND LICENSES

     Level One has 23 United States patents that expire from 2009 to 2014, 16 pending U.S. patent applications and 14 pending international patent applications. All of Level One's products are covered by at least one Level One patent. The Company has 24 U.S. mask work registrations on its products. Level One owns seven registered trademarks or servicemarks. The Company has initiated a patent infringement suit against one of its competitors relating to two of the Company's patents. See "Legal Proceedings".

     Level One has entered into various license agreements for product or technology exchanges. In general, these licenses are to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

EMPLOYEES

     As of December 29, 1996, the Company had 410 full-time employees. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors may have an impact on the Company's business:

DEPENDENCE UPON INDEPENDENT MANUFACTURERS

     The Company does not manufacture the wafers used for its products. The Company's wafers are manufactured by foundries located in the United States, Europe, and Asia. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity can fluctuate significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices. The Company's operating results depend in substantial part on its ability to maintain or increase the capacity available from its existing or new foundries. In prior years, the Company has experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, requiring the Company to transfer products to a new foundry. Although the Company believes that it has planned to meet customer demand, there can be no assurances that unforeseen demand or other changes will not have a material impact on the Company's business.

     The Company is also dependent upon third-party assembly companies that package the semiconductor die. The Company depends upon these suppliers to produce products in a timely manner and at competitive prices. The Company may sustain an adverse financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.


FACTORS AFFECTING ANNUAL AND QUARTERLY OPERATING RESULTS

     The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, semiconductor industry environment, changes in average selling prices, the timing of new product introductions (by the Company and its customers), use of new technologies, the ability to safeguard patents and intellectual property, and rapid change of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the rapidity of their onset may make prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, may not be predictive of future performance.

DEPENDENCE ON NEW PRODUCTS

     The Company's future success depends on its ability to timely develop and introduce new products which compete effectively. Because of the complexity of its products, the Company may experience delays in completing development and introduction of new products, and, as a result, not achieve the market share anticipated for such products. The Company's strategy is to develop products for the fastest growing segments of the communications market. The Company conducts its own analysis of market trends and reviews forecasts and information provided by industry analysts. Market conditions may change rapidly as technology, economic, or user-preference conditions cause different communications technologies to experience growth other than that forecast by the Company or others. There can be no assurance that the Company will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product tends to decrease over the product's life. To offset such price decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to existing product lines. To the extent that cost reductions and new product introductions with higher margins do not occur in a timely manner, or the Company's products do not achieve market acceptance, the Company's operating results could be adversely affected.

INTELLECTUAL PROPERTY

     The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources for the Company. Any infringement claim or other litigation against or by the Company could have a material effect on the Company's financial condition and results of operations. In November 1995 the Company commenced infringement litigation against a competitor. See "Legal Proceedings".

SEMICONDUCTOR INDUSTRY

     The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

     In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, a factor which may affect the market price of the Company's common stock. As is common in the semiconductor industry, the Company frequently ships more product in the third month of a quarter than in the other months. If a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be adversely affected.

     The Company must order wafers and build inventory in advance of product shipments. There is risk that the Company could produce excess or insufficient inventories of particular products because the Company's markets are volatile and subject to rapid technology and price changes. This inventory risk is heightened because certain of the Company's customers place orders with long lead times which may be subject to cancellation or rescheduling by that customer. To the extent the Company produces excess or insufficient inventories of particular products, the Company's revenues and earnings could be adversely affected.

     Increased demand for semiconductor products may result in a reduction in the availability of wafers from foundries. Such capacity limitations may adversely affect the Company's ability to deliver products on a timely basis and affect the Company's margins. Additionally, the Company believes that during periods of strong demand and/or restricted semiconductor capacity, customers will over-order to assure an adequate supply. Certain of the Company's customers may cancel or postpone orders without notice if product becomes available elsewhere.

     Shortages of components from other suppliers could cause the Company's customers to cancel or delay programs incorporating the Company's products, resulting in the cancellation or delay of orders for the Company's products.

     Because the foregoing factors may affect results, historical results or trends may not be predictive of future results or trends.










ITEM 2.   PROPERTIES

PROPERTIES


     The Company's principal facilities are in two separately leased buildings in an office park in Sacramento, California. The two leases relate to buildings with 87,000 square feet of space and 51,000 square feet of space, respectively, and expire in 2004 and 2006, respectively. The Company also leases approximately 11,000 square feet for the operations of San Francisco Telecom under a lease that is scheduled to expire in 2000. The Company believes these facilities are adequate for its current and immediately foreseeable level of operations.

     The Company also leases small office facilities for the operation of its New Jersey design center and for its domestic and international sales offices.


ITEM 3.   LEGAL PROCEEDINGS

     On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq Ethernet products, and seeks damages and injunctive relief. Seeq has denied the allegations. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. See "Factors That May Affect Future Results".

     There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                        PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the NASDAQ National Market System under the symbol LEVL since its initial public offering on August 19, 1993 at $11{3}/{8} per share (rounded to the nearest {1}/{16}). The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices of the Common Stock as reported by NASDAQ National Market System (rounded to the nearest {1}/{16}). The Company's fiscal year ends on the Sunday nearest to the calendar year end in each year.

                         Year                                   High                 Low
                1996
                      Fourth Quarter                            $37 1/2            $26{13}/{16}
                      Third Quarter                             $29 1/2             $16 1/4
      Second Quarter                                            $30 1/2             $19 1/4
      First Quarter                                             $36 1/4             $16 3/4
     1995
      Fourth Quarter                                            $26                $17
      Third Quarter                                             $27 1/4            $20 1/2
      Second Quarter                                            $22 3/4            $14 1/2
      First Quarter                                             $18 3/4            $12

     On February 28, 1997, the closing sale price for the Company's Common Stock was $32.875 per share. As of February 28, 1997, there were approximately 156 holders of record of the Company's Common Stock.

     On December 11, 1996, the Company issued a total of 86,730 shares of common stock to the shareholders of Silicon Design Experts, Inc. ("SDE"), in connection with the Company's acquisition of SDE. On February 2, 1996, the Company issued a warrant to purchase up to 17,000 shares of common stock at an exercise price of $21.00 per share in connection with an incentive agreement with an independent sales representative company. In each case, the issuance of the securities was privately negotiated in a transaction not involving a public offering in reliance on the exemptions contained in Section 4 of the Securities Act of 1933.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company's bank line of credit agreement prohibits the payment of dividends on its capital stock (other than dividends payable solely in the Company's stock) without the prior written consent of the bank. The Company intends to retain its earnings for the operation of its business.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 FISCAL YEAR
(IN THOUSANDS, EXCEPT PER SHARE      1996           1995           1994           1993           1992
DATA)
Statement of Income Data:
  Revenues                            $111,987       $ 78,018       $ 46,825       $ 25,984   $ 14,076
  Cost of sales                         48,477         33,300         18,785          9,782        5,603
  Gross margin                          63,510         44,718         28,040         16,202        8,473
  Operating expenses:
     Research and development           24,505         17,857          9,956          5,934        3,067
(1)
     Sales and marketing                16,589         11,372          6,772          4,102        2,400
     General and administrative          6,741          5,752          3,424          1,936           933
         Total operating                47,835         34,981         20,152         11,972        6,400
expenses
  Operating income                      15,675          9,737          7,888          4,230        2,073
  Net interest and other income
               (expense) (2)             2,293          2,064          1,440             12           (46)
  Provision for income taxes             6,755          1,543          1,323            503           243
  Net income                           $11,213        $10,258        $ 8,005        $ 3,739     $ 1,784
  Earnings per share                 $    0.82      $    0.76       $   0.60       $   0.35     $   0.18
  Weighted average common
     shares and equivalents             13,756         13,465         13,291         10,750        9,800


(1)Includes one-time charges for research and development relating to the acquisitions of Silicon Design Experts, Inc., in 1996 of $2.5 million, and San Francisco Telecom, Inc., in 1995 of $750,000.

(2)A one-time gain relating to the sale of a portion of a minority interest in Maker Communications, Inc., of $675,000, is included in 1996.

                                                                          AS OF FISCAL YEAR END

(IN THOUSANDS)                       1996           1995           1994           1993           1992

BALANCE SHEET DATA:
   Cash and cash equivalents          $ 20,251       $ 21,628        $ 9,260        $15,141        $ 3,325
   Working capital                      50,871         50,834         48,231         21,605          2,821
   Total assets                        112,102        100,801         71,628         33,060          9,009
   Long-term obligations (less
      current portion)                   3,806          4,463            361          2,431            806
   Shareholders' equity                 95,581         78,965         63,309         23,910          3,774


                     SELECTED QUARTERLY FINANCIAL DATA

           FISCAL 1996 QUARTERS              FISCAL 1995 QUARTERS

(IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:             FIRST        SECOND       THIRD      FOURTH       FIRST     SECOND       THIRD      FOURTH
  Revenues                              $27,542      $27,479     $27,363     $29,603    $13,219     $16,605     $21,680 $26,514
  Cost of sales                          11,588       11,521      11,756      13,612      5,600       6,882       9,459   11,359
                     Gross margin        15,954       15,958      15,607      15,991      7,619       9,723      12,221   15,155
  Operating expenses:
       Research and development           5,675        5,739       5,249       7,842      2,896       4,741       4,604    5,616
       Sales and marketing                4,001        3,989       4,219       4,380      2,247       2,492       3,146    3,487
      General and administrative          1,766        1,765       1,595       1,615      1,084       1,337       1,403    1,928
         Total operating expenses        11,442       11,493      11,063      13,837      6,227       8,570       9,153  11,031
  Operating income                        4,512        4,465       4,544       2,154      1,392       1,153       3,068    4,124
  Net interest and other income
      (expense)                             392          349       1,084         468        512         557         511      484
  Provision/(benefit) for income          1,618        1,590       1,857       1,690        381         477       1,086     (401)
tax
     Net income                          $3,286       $3,224      $3,771     $   932     $1,523      $1,233      $2,493 $5,009
     Earnings per share                   $0.24        $0.24       $0.27       $0.25      $0.10       $0.09       $0.18   $0.37



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception, the Company has designed, developed and marketed application specific standard integrated circuit products ("ASSPs") and custom derivatives for the transmission and networking markets. Volume shipments of its initial ASSPs began in 1989. Since that time, the Company has experienced significant increases in sales as its mixed-signal integrated circuits have gained market acceptance. The Company's annual revenue compound growth rate has been 80% since 1989. The Company first achieved profitable operations in the quarter ended March 28, 1992 and has been profitable in each subsequent quarter.

     The Company derives revenues principally from product sales. In addition, the Company has received non-recurring engineering and licensing revenue from strategic partners and customers in connection with product development projects. As a result of those and other transactions, the Company receives royalties and license fees.

     The Company's cost of sales includes the costs of wafer fabrication and assembly performed by third party vendors, and costs associated with the procurement, scheduling, testing and quality assurance functions performed by the Company. Research and development expenses associated with non-recurring engineering contracts are expensed as incurred, while the related revenue is recognized only as contract milestones are completed.

     This document includes forward-looking statements which involve risks and uncertainties. Actual results of the Company's activities may differ significantly from the potential results discussed in such forward-looking statements. Risk factors that might cause such differences include, but are not limited to, those factors identified below and under the caption "Factors That May Affect Future Results".
RESULTS OF OPERATIONS

     REVENUES: Revenues for 1996 increased to $112.0 million from $78.0 million in 1995 and $46.8 million in 1994. The continued growth in revenues is due to the successful introduction of new products and increased sales of existing products to customers in the Company's two target market segments - transmission and networking. In 1996, sales to Hewlett-Packard were 11.2% of total sales. In 1995 and 1994, no single customer accounted for more than 10% of revenues.

     Export sales, primarily consisting of sales to Canada, Europe, and Asia, were 39% of revenues in 1996, 33% in 1995 and 22% in 1994. All sales were in U.S. dollars, thereby eliminating any foreign currency impact on revenues and net income. The increase in international sales is attributable to increased sales to foreign manufacturing facilities and subcontractors of domestic customers and the Company's increased international marketing and sales efforts, including establishment of sales and sales support personnel in foreign countries.

     ROYALTIES,   LICENSES   AND   NON-RECURRING  ENGINEERING
REVENUE: The Company has entered into development agreements with certain customers relating to customer-specific applications, as well as, license agreements with certain semiconductor manufacturers. Revenue is not recognized for non-recurring engineering ("NRE") contracts until contract milestones are met, although expenditures associated with the contract are expensed as incurred. During 1996, the Company had $398,000 in revenues from NRE contracts versus $289,000 in 1995 and $1,400,000 in 1994. In 1996, the Company
received royalties of $198,000 from products sold by licensees. In 1995 and 1994, royalties were $312,000 and $321,000, respectively.

     The Company believes future revenue growth will depend on the success and timing of new products along with continued sales growth of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins may precede volume sales by a year or more. No assurance can be given that any design win will result in future revenues.

     GROSS  MARGIN:   The  following  table  sets  forth  the
Company's product sales and product gross margin:

(DOLLARS IN THOUSANDS)                               1996            1995            1994
Product                        Sales             $111,392         $77,417         $45,104
<ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis>.
Cost of product sales<ellipsis><ellipsis>          48,477          33,300          18,785
<ellipsis><ellipsis><ellipsis>.
Gross margin                                      $62,915         $44,117         $26,319
Gross margin % product sales<ellipsis><ellipsis>..  56.5%           57.0%           58.4%


     Product gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, foundry manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar. Beginning in 1996, certain engineering costs associated with product cost reduction efforts were more appropriately allocated to cost of product sales rather than research and development. This caused margins to decline by approximately 2.0 percentage points in 1996, while reducing research and development expense a similar amount. There was no net impact on operating profit.

     RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses were $24.5 million in 1996, $17.9 million in 1995 and $10.0 million in 1994. As a percent of revenues, R&D expenses were 21.9%, 22.9% and 21.3% in 1996, 1995 and
1994, respectively. In 1996, R&D expense included a one-time charge for purchased research and development of $2.5 million related to the acquisition of Silicon Design Experts, Inc. In 1995, R&D expense included a one-time charge for purchased research and development of $750,000 associated with the acquisition of San Francisco Telecom, Inc. Excluding one time charges, R&D expense as percent of revenues was 19.6% and 21.9% for 1996 and 1995, respectively. As previously stated in the gross margin section, in 1996 the Company began accounting for engineering costs associated with product cost reduction efforts in cost of product sales, rather than R&D. In 1996, these costs were approximately 2% of revenues.

     SALES AND MARKETING: Sales and marketing expenses were $16.6 million in 1996, $11.4 million in 1995 and $6.8 million in 1994. As a percent of revenue, sales and marketing expenses were 14.8%, 14.6% and 14.5% in 1996, 1995 and 1994, respectively.

     GENERAL AND ADMINISTRATIVE: General and administrative expenses increased to $6.7 million in 1996 from $5.8 million in 1995 and $3.4 million in 1994. As a percentage of revenue, expenses decreased to 6.0% in 1996, from 7.4% and 7.3% in 1995 and 1994, respectively. The expense increases in dollars are primarily attributable to additional headcount and associated expenses due to the Company's growth.

     INTEREST AND OTHER INCOME: The Company earns interest on its cash and investments and incurs interest expense on lease obligations used to finance certain capital equipment. Income for 1996 was $2.3 million versus $2.1 million in 1995 and $1.4 million in 1994. In 1996, other income included a one-time gain of $675,000 from the sale of a portion of the Company's investment in Maker Communications.

     PROVISION FOR INCOME TAXES: The Company's effective income tax rate was 37.6% for 1996. In 1995 and 1994, the effective rate was 13.1% and 14.2%. For a reconciliation of the Company's effective tax rate to the statutory federal tax rate, see Note 5 of Notes to Financial Statements.




LIQUIDITY AND CAPITAL RESOURCES

     During the years ended 1996, 1995 and 1994, the Company financed its operations primarily through cash flows from operations and existing cash and investment balances. Working capital as of December 29, 1996, was $50.9 million.

     The Company's principal sources of liquidity as of December 29, 1996, consisted of $30.5 million in cash and short-term investments and $10.0 million available under the Company's line of credit. As of December 29, 1996, the Company had no outstanding balance under this line of credit.

     During 1996, the Company generated $22.5 million of cash from its operating activities as compared to $7.5 million in 1995 and $4.3 million in 1994. In 1996, accounts receivable increased by $2.9 million due to increased sales levels. Inventories decreased by $5.8 million to $10.0 million at the end of 1996, bringing days of inventory on hand down to 66 days from 125 days in 1995. Accounts payable and accrued liabilities decreased $3.4 million from year end 1995 to 1996.

     During 1996, 1995, and 1994, total expenditures for capital equipment were $9.8 million, $10.0 million, and $10.6 million, respectively. The expenditures in each year consisted primarily of equipment used for designing and testing products. Of the total capital expenditures, $0.6 million in 1996, $4.8 million in 1995, and $1.1 million 1994, were financed by capital leases.

     The Company's current wafer requirements are supplied primarily by six foundries. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. During 1995 and 1996, the Company provided an aggregate of $14.6 million in capital equipment financing and/or cash deposits to these three foundries in connection with such activities. The Company has remaining funding commitments not to exceed $18,000,000.

     The  Company  expects  to  finance   its   1997  capital
equipment requirements using a combination of cash and equipment leasing. The Company believes that its existing cash resources, combined with cash generated from operations, equipment lease management, and its line of credit will be sufficient to meet the Company's cash requirements through the end of 1997. However, the Company may from time to time seek additional equity or debt financing as a result of the capital intensive nature of the semiconductor industry.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.


ITEM 9.DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There   has  been  no  change  of  accountants  nor  any
disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages as of February 28, 1997, are as follows:

           NAME                   AGE            POSITION WITH THE COMPANY
Robert S. Pepper, Ph.D.           61        President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors
J. Fran<c,>ois Crepin             50        Vice President, Business Development
John Kehoe                        51        Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer
Daniel S. Koellen                 39        Vice President, Quality and
                                            Reliability
George A. Papa                    49        Vice President, Worldwide Sales
Manuel D. Yuen                    56        Vice President, Operations
Thomas J. Connors(1)(2)           67        Director
Paul Gray, Ph.D.                  54        Director
Martin Jurick(2)                  59        Director
Henry Kressel, Ph.D.(2)           63        Director
Joseph P. Landy(1)                35        Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Dr. Pepper joined the Company in July 1986 as President, Chief Executive Officer and a director. He became Chairman of the Board of Directors in January 1993. From 1979 until 1984, Dr. Pepper was Vice President and General Manager of the Solid State division of RCA Corporation. Prior to joining RCA, Dr. Pepper had spent over 15 years in the semiconductor industry, including positions as Vice President and General Manager of the Semiconductor Division at Analog Devices, Inc. Dr. Pepper holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of California at Berkeley.

     Mr. Crepin joined the Company in December 1986 as Vice President, Marketing and Sales, and has held different positions within the Company prior to becoming Vice President of Business Development in 1994. Mr. Crepin served as Director of Strategic Planning for Information Communications for LSI Logic Corporation prior to joining Level One. Prior to joining LSI, Mr. Crepin served for 17 years at National Semiconductor Corporation, the last four of which he was Director of Worldwide Telecom Marketing. Mr. Crepin holds an M.B.A. from the University of Paris and a B.S. in Mathematics and Science from Grenoble University.

     Mr. Kehoe joined the Company in October 1995 as Vice President and Chief Financial Officer. Immediately prior to joining the Company Mr. Kehoe served as Senior Vice President and Chief Financial Officer for Focus Surgery, Inc., a medical device manufacturer. From 1992 to 1993 he served as Vice President, Finance and Chief Financial Officer for Celeritek, Inc., a microwave systems company. From 1989 to 1992 he served as Vice President, Finance and Chief Financial Officer of Poqet Computer Corp., a computer manufacturer. Prior to 1989 he worked in various financial and CFO positions for approximately 14 years with high technology companies, including Texas Instruments. Mr. Kehoe holds an MBA from Fordham University and a BBA from Manhattan College.

     Mr. Koellen has been responsible for the Quality and Reliability function since he joined the Company in January 1989, serving as Manager until January 1992, then as Director until January 1993 when he was promoted to Vice President of Quality and Reliability. From 1985 to 1989, Mr. Koellen was Lead Failure Analysis Engineer for the Denver Aerospace Division of Martin Marietta Corp. Prior to joining Martin Marietta, Mr. Koellen managed the surface analysis laboratory for Mostek Corporation, a supplier of dynamic random access memory integrated circuits. Mr. Koellen holds an M.S. in Engineering and Applied Science from Southern Methodist University and a B.S. in Applied Mathematics, Engineering and Physics from the University of Wisconsin.

     Mr. Papa joined the Company in February 1997 as Vice President, Worldwide Sales. Prior to joining the Company, he had been employed since 1991 as Vice President of Sales for North America by Siemens Components Corporation, a division of Siemens. Previously Mr. Papa was employed in other management and sales positions with Siemens Components
Corporation, LSI Logic Corporation, Intel Corporation, and Tektronix. Mr. Papa holds a B.S.E.E. from Northeastern University

     Mr. Yuen was Director of Operations from the time he joined the Company in February 1991 until January 1992, when he was promoted to Vice President of Operations. Prior to joining the Company, Mr. Yuen spent over 20 years at National Semiconductor Corporation, a semiconductor manufacturer, as Director of its Santa Clara foundry from 1986 to 1987 and as Vice President-Military Aerospace Division from 1987 to 1989. Mr. Yuen holds a B.S. and an M.S. in Electrical Engineering from the University of California at Berkeley.

     Mr. Connors has been a director of the Company since April 1991. Since 1980, Mr. Connors has been the principal of TJC Investments, an independent consulting firm that works with companies in the semiconductor and related industries. Previously, Mr. Connors was employed by Motorola, Inc., where he last served as Vice President and General Manager of the Semiconductor Division. Mr. Connors is also a member of the Board of Directors of Zilog, Inc., Open Vision Technologies, Inc., and SGS-Thomson Microelectronics, Inc., a wholly-owned subsidiary of SGS-N.V.

     Dr. Gray has been a director since April 1994. Dr. Gray is the Dean of the College of Engineering at the University of California, Berkeley. From 1990 to 1993, he served as Chairman of the Electrical Engineering and Computer Sciences Department, and as Vice Chairman of the Department from 1988 to 1990. He served as a director of Microlinear Corporation from 1988 to 1991. He has published more than 100 papers in the electrical engineering field, has served on numerous industry committees, and holds 10 patents.

     Mr. Jurick has been a director of the Company since April 1991. Since 1984, Mr. Jurick has been a Senior Vice President of Silicon Systems, Inc. ("SSI"), a semiconductor manufacturing company, which until 1996 was a wholly owned subsidiary of TDK Corporation, and in 1996 became a division of Texas Instruments Inc. Mr. Jurick also serves as a director of Microsemi Corp.

     Dr. Kressel has been a director of the Company since August 1987. Since 1985, Dr. Kressel has been a Managing Director at E.M. Warburg, Pincus & Co., Inc. (''EMW''), an investment firm, where he has been employed since 1983. Prior to joining EMW, Dr. Kressel spent 20 years at RCA Laboratories, where he became a Staff Vice President. Dr. Kressel is also a member of the Board of Directors of Zilog, Inc., Maxis, Inc., and Trescom International.

     Mr. Landy has been a director of the Company since January 1991 and was appointed Secretary of the Company in July 1993. Since January 1994, Mr. Landy has served as a Managing Director at E.M. Warburg, Pincus & Co., Inc. (''EMW''), an investment firm, where he has been employed since 1985. Prior to joining EMW, Mr. Landy was employed by Dean Witter Realty, Inc., the real estate investment banking affiliate of Dean Witter Reynolds, Inc., as a financial analyst. He also serves as a director of NOVA Information Systems and CN Biosciences, Inc.

     Directors are elected by the shareholders at each annual meeting to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any directors or executive officers. There are no agreements or other arrangements or understandings pursuant to which any director of the Company will be selected as a director or nominee.

     Non-employee, non-affiliated Directors of the Company receive $1,800 per day for each day devoted to Company Board or committee meetings. The Company reimburses each director for reasonable expenses of attending meetings of the Board of Directors and any committees thereof. Non-affiliated non-employee directors receive an annual automatic option grant of 2,000 shares at the end of each year.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 29, 1996, with the exception of one report for one transaction which was untimely filed for each of Messrs. Pepper, Kehoe, Holmes, Koellen and Yuen.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four other highest paid executive officers, plus one officer who resigned, whose compensation for the 1995 fiscal year was in excess of $100,000 (collectively the "Named Officers").


                 SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                  COMPENSATION            ALL

                                                          ANNUAL                 SECURITIES             OTHER
                                                     COMPENSATION (1)            UNDERLYING         COMPENSATION
 NAME AND PRINCIPAL POSITION       YEAR         SALARY ($)         BONUS ($)       OPTIONS (#)            ($)(2)
Robert S. Pepper, Ph.D.            1996                296,923          185,382            60,000              6,276
         President,     Chief      1995                220,000           97,172               ---              4,280
Executive
     Officer  and Chairman of      1994                196,794           50,000           120,000             78,632
the
    Board
John Kehoe                         1996                153,182           81,508            20,000              1,800
    Vice President and             1995                 27,115           12,500            70,000                ---
    Chief Financial Officer
J. Fran<c,>ois Crepin              1996                137,271           14,625            27,000              4,594
    Vice President, Business       1995                129,126           16,323            35,500              4,284
    Development                    1994                124,650            9,500               ---              8,530
Manuel D. Yuen                     1996                142,654           28,028            25,300              2,811
         Vice      President,      1995                119,674           16,846            33,000              2,443
Operations
                                   1994                110,778           10,000               ---              2,853
Daniel S. Koellen                  1996                120,042           30,726            31,500              3,282
    Vice President, Quality &      1995                106,292           15,227            23,100              3,120
    Reliability                    1994                 98,566           11,000               ---              2,869
George B. Holmes (3)               1996                115,033           82,914            25,000              4,166
    Vice President Worldwide       1995                126,538          182,902            60,000              4,205
    Sales                          1994                 41,556           51,251               ---                433

(1) Annual compensation amounts include amounts deferred at the election of the Named Officer pursuant to the Company's 401(k) plan.

(2) Other   annual   compensation  represents  the  Company's  401(k)  matching contributions.

(3) Mr. Holmes served as Vice President of Worldwide Sales until October 1996.



     OPTION GRANTS IN  LAST  FISCAL  YEAR AND YEAR-END OPTION
VALUES

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended December 29, 1996. The options listed were granted under the 1993 Option Plan. In accordance with the rules of the Securities and Exchange Commission, also shown is the potential realizable value based on the assumed rates of stock price appreciation of 5% and 10%, compounded annually, from the date the option was granted over the full option term. These amounts represent certain assumed rates of appreciation only and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock.


              OPTION GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS                Potential Realizable
                                                                                                 Value at Assumed
                             Number of       % of Total                                           Annual Rates of
                            Securities         Options                                              Stock Price
                            Underlying       Granted to         Exercise                         Appreciation for
                              Options       Employees in          Price        Expiration         OPTION TERM (1)
              NAME        GRANTED (#)      FISCAL YEAR      ($/SHARE)           DATE         5% ($)         10% ($)
Robert S. Pepper, Ph.D.          60,000              6.3           18.25         1/20/06        688,878      1,745,890
J. Fran<c,>ois Crepin            22,000              2.3           18.25         1/20/06        252,598        640,160
                                  5,000               .5           16.75         7/26/06         52,688        133,533
John Kehoe                       20,000              2.1           18.25         1/20/06        229,626        581,963
Manuel D. Yuen                   11,300              1.1           18.25         1/20/06        129,739        328,809
                                 14,000              1.5           16.75         7/26/06        147,527        373,891
Daniel S. Koellen                21,500              2.3           18.25         1/20/06        246,848        625,610
                                 10,000              1.1           16.75         7/26/06        105,376        267,065
George B. Holmes                 20,000              2.1           18.25         1/31/97         18,865         37,760
                                  5,000               .5           16.75         7/26/06         52,688        133,532

(1) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 5-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.



     The following table provides information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of December 29, 1996:

             AGGREGATED OPTION EXERCISES IN LAST
        FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                SHARES                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                               ACQUIRED             VALUE       OPTIONS AT FISCAL YEAR END     At Fiscal Year End ($)(1)
                                                                            (#)
                           ON EXERCISE (#)    REALIZED($)      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
Robert S. Pepper, Ph.D.              10,000         347,917           140,356           180,000        $4,893,786         3,570,000
John Kehoe                                0               0            14,000            76,000           175,000         1,040,000
J. Fran<c,>ois Crepin                 9,000         147,717            10,000            57,000           251,233         1,029,000
George B. Holmes                          0               0            24,000            61,000           459,000         1,121,000
Manuel D. Yuen                            0               0            51,000            67,300         1,778,200         1,383,650
Daniel S. Koellen                         0               0            28,200            61,500           968,735         1,238,710


(1) Based upon the market price of $35.75 per share, which was the closing price per share on the NASDAQ National Market System on the last day of the 1996 fiscal year, less the option exercise price payable per share.



ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The following table sets forth certain information
regarding beneficial ownership of the  Company's Common
Stock as of February 28, 1997, by (i) each  person  (or
group  of  affiliated  persons) known by the Company to
own beneficially more than  5%  of the Company's Common
Stock, (ii) each of the Company's directors, (iii) each
Named  Officer,  and (iv) the Company's  directors  and
executive officers  as  a group. Except as indicated in
the footnotes to this table,  the persons named herein,
based  on information provided by  such  persons,  have
sole voting  and  investment  power with respect to all
shares of Common Stock shown as  beneficially  owned by
them,   subject   to  community  property  laws,  where
applicable.


                                                                                         SHARES BENEFICIALLY
DIRECTORS, NAMED OFFICERS AND 5% SHAREHOLDERS                                                   OWNED
                                                                                NUMBER                PERCENT (1)
Warburg, Pincus Capital Company, L.P. (2)                                             4,699,674          35.1%
   466 Lexington Avenue
   New York, New York 10017
Kopp Investment Advisors, Inc. (3)                                                    2,315,944          17.3%
   6600 France Avenue South, Suite 672
   Edina, Minnesota 55435
Robert S. Pepper, Ph.D. (4).                                                            293,689          2.2%
Thomas J. Connors (5)                                                                    44,000            *
Paul Gray (6)                                                                            16,000            *
Martin Jurick (7)                                                                        14,000            *
Henry Kressel, Ph.D. (2)(8)                                                           4,699,674          35.1%
Joseph P. Landy (2)(8)                                                                4,699,674          35.1%
John Kehoe (9)                                                                           19,000            *
J. Fran<c,>ois Crepin (10)                                                               40,670            *
Daniel S. Koellen (11)                                                                   54,586            *
Manuel D. Yuen (12)                                                                      80,817            *
George B. Holmes (13)                                                                     6,000            *
All Named Officers and Directors as a group (11 persons) (14)                         5,268,436          38.2%


(1) Percent ownership is based on 13,405,475 shares of Common Stock outstanding as of February 28, 1997, plus shares issuable pursuant to options or warrants held by the person or class in question that are exercisable within 60 days after February 28, 1997.

(2) The shares listed are owned of record by Warburg, Pincus Capital Company, L.P., a Delaware limited partnership ("WPCC"), and beneficial ownership may be attributed to E.M. Warburg, Pincus & Co., LLC, a New York Limited Liability Company ("EMW LLC"), the successor to Warburg, Pincus Ventures, Inc., a Delaware corporation; and to Warburg, Pincus & Co., a New
York general partnership ("WP").   WP, the sole general partner of WPCC, has a
20% interest in the profits of WPCC. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. The members of EMW LLC are substantially the same as the partners of WP. Henry Kressel and Joseph P. Landy, each a director of the Company, is a Managing Director and a member of EMW LLC and a general partner of WP. As such, each of Messrs. Kressel and Landy may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 of the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the common shares beneficially owned by WPCC and WP. Each of Messrs. Kressel and Landy disclaims beneficial ownership, for purposes of Section 16 of the Act and otherwise, of such common shares.

(3) Includes 2,231,944 shares over which Kopp Investment Advisors, Inc. exercises investment discretion, but for which it is not the record holder; 10,000 shares which Kopp Investment Advisors, Inc., owns directly; 4,000 shares owned by Kopp Investment Advisors, Inc., Profit Sharing Plan; 50,000 shares owned by LeRoy C. Kopp Individual Retirement Plan; and 20,000 shares owned by Kopp Family Foundation.

(4) Includes 8,000 shares held of record by the Robert S. and Star Pepper Charitable Trust, and 195,356 shares issuable under stock options held by Dr. Pepper exercisable within 60 days of February 28, 1997.

(5) Includes 20,000 shares issuable under stock options held by Mr. Connors exercisable within 60 days of February 28, 1997.

(6) Includes 16,000 shares issuable under stock options held by Dr. Gray exercisable within 60 days of February 28, 1997.

(7) Includes 4,000 shares issuable under stock options held by Mr. Jurick exercisable within 60 days of February 28, 1997.

(8) Shares held of record by Warburg. Both Dr. Kressel and Mr. Landy are managing directors of EMW and general partners of WPC. All of the shares indicated as owned by both Dr. Kressel and Mr. Landy are owned directly by Warburg and are included because of their affiliation with Warburg. Both Dr. Kressel and Mr. Landy disclaim beneficial ownership of such shares.

(9) Includes 19,000 shares issuable under stock options held by Mr. Kehoe exercisable within 60 days of February 28, 1997.

(10) Includes 25,500 shares issuable under stock options held by Mr. Crepin exercisable within 60 days of February 28, 1997.

(11) Includes 43,575 shares issuable under stock options held by Mr. Koellen exercisable within 60 days of February 28, 1997.

(12) Includes 67,825 shares issuable under stock options held by Mr. Yuen exercisable within 60 days of February 28, 1997.

(13) Includes 6,000 shares issuable under stock options held by Mr. Holmes exercisable within 60 days of February 28, 1997.

(14) Includes an aggregate of 397,256 shares issuable upon exercise of stock options held by Named Officers and Directors exercisable within 60 days of February 28, 1997. See footnotes (2), (4), (5), (6), (7),(8), (9), (10), (11),
(12) and (13) above.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with securing a loan from WPCC in 1992, the Company issued a warrant to purchase 202,746 shares of its common stock at an exercise price of $1.54 per share. The warrant was exercised January 16, 1997, for 192,754 shares, and the balance was surrendered, on a net appreciation basis, in an amount equal to the exercise price. Directors Kressel and Landy, each of whom is an affiliate of the entity controlling WPCC, disclaims beneficial ownership, for purposes of Section 16 of the Act and otherwise, of such common stock.





COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee currently consists of directors Connors, Jurick and Kressel. The Compensation Committee reviews and approves the compensation of the Company's executive officers. The compensation of the Chief Executive Officer is subject to approval by the Board of Directors.

     Mr. Connors was paid $129,600 during 1996 for consulting services rendered under an agreement with the Company.

                                 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON
 FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                              FORM 10-K
                                                                                              PAGE NO.
         1. Financial Statements:
       Report of Independent Public Accountants                                                  32
       Consolidated Balance Sheets as of December 29, 1996 and December 30, 1995                 33
       Consolidated Statements of Income for fiscal years ended
        December 29, 1996, December 30, 1995, and December 31, 1994                              35
       Consolidated Statements of Shareholders' Equity for fiscal years ended
       December 29, 1996, December 30, 1995, and December 31, 1994                               37
       Consolidated Statements of Cash Flows for fiscal years ended December 29, 1996,
           December 30, 1995, and December 31, 1994                                              39
       Notes to Financial Statements                                                             41
       2. FINANCIAL STATEMENT SCHEDULES:
       II-Valuation and Qualifying Accounts                                                      53

      ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

      3. EXHIBITS:

            EXHIBIT
            NUMBER
       3.1(1)                  Amended and Restated Articles of Incorporation of the Company.
      3.2(1)                   Bylaws of the Company, as amended.
      3.3(1)                   Amended and Restated Articles of Incorporation filed August 31, 1994.
      3.4(2)                   Certificate of Amendment to the Company's Amended and Restated Articles of
                               Incorporation, filed December 30, 1994.
      4.1                      Reference Exhibit 3.1.
      4.2(1)                   Investor Rights Agreement dated as of October 19, 1990, as amended.
      4.3(1)                   Stock Purchase Agreement dated as of April 24, 1991 between the Company and
                               Silicon
                               Systems, Inc.
      10.1<circumflex><circumflex>(1) 1985 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock
                               Purchase
                               Plan, as amended.
      10.2<circumflex><circumflex>* 1993 Stock Option Plan, as amended and restated.
      10.3<circumflex><circumflex>(1) Amended and Restated Employee Stock Purchase Plan.
      10.4<circumflex><circumflex>(2) Employment Agreement between the Company and Robert S. Pepper dated as of July 14,
                               1986, as amended.
      10.5<circumflex><circumflex>(2) Employment Agreement between the Company and Daniel S. Koellen dated as of
                               February
                               11, 1989, as amended.
      10.6(1)                  Warrant to Purchase Common Stock dated February 24, 1993 issued to Warburg, Pincus
                               Capital Company, L.P.
      10.7(1)                  Warrant Agreement between the Company and Equitec Leasing Company dated March 7,
                               1986, as amended.


             EXHIBIT
             NUMBER
       10.8(1)                   Warrant Agreement between the Company and Equitec Leasing Company dated October
                                 13, 1987, as amended.
      10.9(1)                    Warrant Agreement between the Company and Equitec Leasing Company dated October
                                 30, 1987, as amended.
      10.10(1)                   Business Loan Agreement dated as of October 21, 1991 between the Company and
                                 Silicon
                                 Valley Bank.
      10.11(1)                   Master Equipment Lease dated as of April 15, 1993 between the Company and Phoenix
                                 Leasing Incorporated.
      10.12(1)                   Leastec Master Lease Agreement dated as of January 24, 1991 between the Company
                                 and
                                 Leastec Corporation.
      10.13(1)                   Master Equipment Lease dated as of April 15, 1994 between the Company and Phoenix
                                 Leasing Incorporated.
      10.14<circumflex>(1)       Foundry Agreement dated as of March 25, 1993 between the Company and Austria
                                 Mikro Systems International GmbH.
      10.15<circumflex>(1)       Joint Development and License Agreement dated February 14, 1991 between the
                                 Company and Fujitsu Limited.
      10.16<circumflex>(1)       License Agreement dated April 24, 1991 between the Company and Silicon Systems
                                 Inc.,
                                 as amended.
      10.17<circumflex>(1)       License Agreement dated April 13, 1994 between the Company and Silicon Systems
                                 Inc.
      10.18<circumflex>(1)       License Agreement dated September 26, 1989 between the Company and Asahi Chemical
                                 Industry Co., Ltd.
      10.19<circumflex>(1)       Light Industrial Lease dated as of December 3, 1985 between the Company and Sparks
                                 Properties, Inc. for premises at 195 Lake Forest Way, as amended.
      10.20<circumflex>(1)       Development Agreement for a General DataComm Customer - Specific Line Interface
                                 Transceiver dated October 1, 1990.
      10.21(1)                   Form of Participation Agreement to a High Speed Digital Subscriber Line Interface
                                 Circuit Development Consortium.
      10.22<circumflex>(1)       Development and Supply Agreement for Integrated Circuits dated as of September 28,
                                 1993 between the Company and Northern Telecom, Inc.
      10.23<circumflex><circumflex>(1) Form of Directors' Indemnification Agreement.
      10.24(2)                   Form of Custody and Escrow Agreement for Selling Shareholders.
      10.25(2)                   Form of Selling Shareholder's Irrevocable Power of Attorney.
      10.26<circumflex><circumflex>(2) Consulting Agreement with Thomas J. Connors, as amended.
      10.27(1)                   Real Property Lease with Evergreen/Bradville IV dated July 16, 1994.
      10.28(1)                   Real Property Lease with EI Dorado Savings Bank dated July 28, 1994.
      10.29(2)                   Amendment to Real Property Lease with Evergreen/Bradville IV, dated November 5,
                                 1994.
      10.30(2)                   Amendment to Form of Participation Agreement to a High Speed Digital Subscriber
                                 Line
                                 Interface Circuit Development Consortium.
      10.31(2)                   Settlement Agreement between the Company and Fujitsu Limited, dated November 11,
                                 1994.
        10.32<circumflex><circumflex>(3) Consulting Agreement with Paul Gray
        10.33<circumflex>(4)     Foundry Agreement
        10.34<circumflex>(5)     Agreement and Plan of Reorganization (Maker Communications, Inc.)
        10.35<circumflex>(5)     Agreement and Plan of Reorganization (San Francisco Telecom, Inc.)
        10.36<circumflex>(5)     Equipment Lease Agreement
        10.37<circumflex><circumflex><circumflex>(6) Foundry Agreement
        10.38(7)                 Deposit Agreement
        10.39(7)                 Real Property Lease Agreement with Evergreen/Bradville IV dated December 29, 1995
        10.40*<circumflex><circumflex><circumflex> Agreement and Plan of Reorganization (Silicon Design Experts, Inc.)
      22.1*                      Subsidiaries of Registrant. (see page S3)
      24.1*                      Consent of Arthur Andersen & Co. (see page S4)
      25.1*                      Powers of Attorney. (see page S1)
        27.1*                    Financial Data Schedule, December 29, 1996

(1) Incorporated by reference to Exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-65810), which was declared effective August 19, 1994.

(2) Incorporated by reference to Exhibit filed with the Company's Registration Statement-Form S-1 (File No. 33-74088), which was declared effective February 8, 1995.

(3) Incorporated by reference to Exhibit filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.
(4) Incorporated by reference to Exhibit filed with the Company's Quarterly Report on Form 10-Q for the Period Ended April 1, 1995.

(5) Incorporated by reference to Exhibit filed with the Company's Quarterly Report on Form 10-Q for the Period Ended July 1, 1995.

(6) Incorporated by reference to Exhibit filed with the Company's Quarterly Report on Form 10-Q for the Period Ended September 29, 1995.

(7) Incorporated by reference to Exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

  *   Filed herewith.

      <circumflex> Confidential treatment granted.

<circumflex><circumflex>  Indicates  management  contract or compensatory plan or arrangement.

<circumflex><circumflex><circumflex> Confidential treatment requested.

      Upon written request to the Company, the Company will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents the Company's reasonable expenses in furnishing such Exhibits.


(b) On October 10, 1996, the Registrant filed a Current Report on Form 8-K relating to the September 27, 1996, determination to change the Registrant's fiscal year, which now ends on the last Sunday nearest calendar year end in a 52-53 week year.

                ARTHUR ANDERSEN LLP


          Report of Independent Public Accountants

To the Shareholders and Board of Directors of Level One Communications, Incorporated:

We have audited the accompanying consolidated balance sheets of LEVEL ONE COMMUNICATIONS, INCORPORATED (a California corporation), and subsidiaries as of December 29, 1996 and December 30, 1995, and the related statements of income, shareholders' equity and cash flows for each of the three fiscal years ended December 29, 1996, December 30, 1995 and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Level One Communications, Incorporated, and subsidiaries, as of December 29, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years ended December 29, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

Our  audit  was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
     /S/ ARTHUR ANDERSEN LLP

Sacramento, California
February 28, 1997

                             LEVEL ONE COMMUNICATIONS, INCORPORATED
                                   CONSOLIDATED BALANCE SHEETS
                             December 29, 1996 and December 30, 1995

(IN THOUSANDS EXCEPT SHARE AMOUNTS)                    1996                              1995
                                                     ASSETS
                                            Current Assets:
                                  Cash and cash equivalents               $                     $
                                                                     20,251                21,628
                                     Short-term investments          10,211                 8,223
                      Accounts receivable, net of allowance          18,279                15,390
                     for doubtful accounts of $156 and $300
                            for 1996 and 1995, respectively
                                                Inventories           9,990                15,772
                                Deferred income tax benefit           2,504                 4,289
                                           Prepaid expenses           2,351                 2,905
                                       Total current assets
                                                                     63,586                68,207
                                Property and equipment, net          23,676                20,438
                                      Long-term investments          12,440                 4,695
                              Related party note receivable                                 1,225
                                                                          -
                                           Foundry deposits           8,000                 2,000
                                               Other assets           4,400                 4,236
                                               Total assets               $                     $
                                                                    112,102               100,801
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       Current Liabilities:
               Current portion of capital lease obligations               $                     $
                                                                      1,129                 1,059
                                           Accounts payable           4,778                 9,541
                                      Accrued payroll costs           1,985                 1,762
                                       Income taxes payable           1,338
                                                                                                -
                                           Deferred revenue                                   133
                                                                          -
                                  Other accrued liabilities           3,485                 4,878
                                  Total current liabilities          12,715                17,373
            Capital lease obligations, less current portion           3,194                 3,814
                                     Deferred lease expense             612                   649
                                          Total liabilities
                                                                     16,521                21,836
                                      Shareholders' Equity:
                                 Common Stock, no par value          83,230                77,772
                            Authorized - 105,000,000 shares
                    Outstanding - 13,116,227 and 12,839,319
                                  shares for 1996 and 1995,
                                               respectively
                      Unrealized gain on available-for-sale
                                     securities, net of tax              12                    67
                                          Retained earnings          12,339                 1,126
                                 Total shareholders' equity          95,581                78,965
                 Total liabilities and shareholders' equity               $                     $
                                                                    112,102               100,801

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                        CONSOLIDATED STATEMENTS OF INCOME
               For Fiscal Years Ended December 29, 1996, December 30, 1995, and December 31, 1994

(IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
                                                1996                       1995                       1994
                                 Revenues                 $                         $                          $
                                                    111,987                    78,018                     46,825
                           Cost  of sales            48,477                    33,300                     18,785
           Gross margin                              63,510                    44,718                     28,040
                  Research & development*            24,505                    17,857                      9,956
                        Sales & marketing            16,589                    11,372                      6,772
                 General & administrative             6,741                     5,752                      3,424
           Total operating expenses                  47,835                    34,981                     20,152
                         Operating income            15,675                     9,737                      7,888
           Interest and other income, net             2,293                     2,064                      1,440
                  Income before provision
           for income taxes                          17,968                    11,801                      9,328
               Provision for income taxes             6,755                     1,543                      1,323
                               Net income                 $                         $                          $
                                                     11,213                    10,258                      8,005
                       Earnings per Share             $0.82                     $0.76                      $0.60
                  Weighted Average Common
           Shares Outstanding                        13,756                    13,465                     13,291
*Includes one-time charges for
acquisitions of $2,500 and $750 for 1996
                                and 1995,
                            respectively.

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                              LEVEL ONE COMMUNICATIONS, INCORPORATED
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For Fiscal Years Ended December 29, 1996, December 30, 1995, and December 31, 1994

                                                                                                     Retained
(IN THOUSANDS)                          Common Stock                 Deferred      Unrealized        Earnings
                                     SHARES      AMOUNT         COMPENSATION       GAIN (LOSS)       (DEFICIT)       TOTAL
Balance at January 1, 1994                        $ 41,143                  $                $       $(17,137)      $ 23,910
                                     10,874                              (96)                -
Issuance of common stock under
stock         option and purchase           72                                                                           220
plans                                                  220                  -                -               -
Issuance of common stock upon
exercise
 of warrants                                                                                                              31
                                             6          31                  -                -               -
Issuance of common stock                 1,529      31,629                                                            31,629
                                                                            -                -               -
Stock issuance costs                                                                                                   (581)
                                             -       (581)                  -                -               -
Amortization of deferred
compensation expense                         -                                                               -            95
                                                         -                 95                -
Net income                                                                                                             8,005
                                             -           -                  -                -           8,005
Balance at December 31, 1994            12,481      72,442
                                                                          (1)                -         (9,132)        63,309
Issuance of common stock under
stock option and purchase plans
     and purchase plans                    219         431                  -                -               -           431
Issuance of common stock upon
exercise
     of warrants                                                                                                          19
                                             4          19                  -                -               -
Tax benefit of stock option                          2,418                                                             2,418
exercises                                    -                              -                -               -
Stock issued in connection with            135       2,462                                                             2,462
acquisitions                                                                -                -               -
Unrealized gain on available-for-
sale
     investments, net of tax                                                                                              67
                                             -           -                  -               67               -
Amortization of deferred
compensation expense                         -                                                                             1
                                                         -                  1                -               -
Net income                                                                                                            10,258
                                             -           -                  -                -          10,258
Balance at December 30, 1995            12,839      77,772
                                                                            -               67           1,126        78,965
Issuance of common stock under
stock option and purchase plans            188       1,243                                                             1,243
                                                                            -                -               -
Issuance of common stock upon
exercise
     of warrants                                                                                                          10
                                             2          10                  -                -               -
Tax benefit of stock option                          1,205                                                             1,205
exercises                                    -                              -                -               -
Stock issued in connection with                      3,000                                                             3,000
acquisitions                                87                              -                -               -
Unrealized loss on available-for-
sale
     investments, net of tax                                                                                            (55)
                                             -           -                  -             (55)               -
Net income                                                                                                            11,213
                                             -           -                  -                -          11,213
Balance at December 29, 1996            13,116    $ 83,230                  $                $       $  12,339      $ 95,581
                                                                            -               12

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For Fiscal Years Ended December 29, 1996, December 30, 1995, and December 31, 1994

(IN THOUSANDS)
                                                               1996                 1995                1994
                    Cash flows from operating activities:
                                               Net income  $      11,213          $    10,258        $     8,005
          Adjustments to reconcile net income to net cash
           provided by operating activities:
                 Depreciation and amortization                     7,389                5,214              3,144
                 Purchased research & development                  2,500                  750
               expenses                                                                                        -
                     Changes in assets and liabilities, net of effect of
                                                           acquisitions:
                 Accounts receivable                             (2,889)              (9,021)            (2,028)
                 Inventories                                       5,782              (9,268)            (4,578)
                 Deferred tax assets                               1,785                (977)              (466)
                 Prepaid expenses                                    236                                 (1,481)
                                                                                      (1,192)
                 Accounts payable and accrued liabilities        (3,427)               11,684              2,881
                 Deferred revenues                                 (133)                   97            (1,148)
                     Net cash provided by operating               22,456                7,545              4,329
               activities
                    Cash flows from investing activities:
                       Purchase of short-term investments       (12,754)              (8,042)           (35,108)
         Proceeds from sales and maturities of short-term
                    investments                                   10,711               31,027              9,499
                        Purchase of long-term investments       (11,780)              (3,681)            (2,000)
          Proceeds from sales and maturities of long-term
                    investments                                    4,035                1,000
                                                                                                               -
                                 Net capital expenditures        (9,837)             (10,033)           (10,597)
              Payments (receipts) for related party notes          1,225              (1,225)
                                               receivable                                                      -
           Payments for foundry deposits and other assets
                                                                 (6,136)              (4,081)              (139)
                    Net cash provided by (used in)              (24,536)                4,965           (38,345)
               investing activities
                    Cash flows from financing activities:
               Net principal payments under capital lease          (550)                (569)            (3,164)
                                              obligations
                  Proceeds from issuance of stock, net of
           repurchases and costs of issuance                       1,253                  427             31,299
                    Net cash provided by (used in)                   703                (142)             28,135
               financing activities
     Net increase (decrease) in cash and cash equivalents        (1,377)               12,368            (5,881)
           Cash and cash equivalents at beginning of year         21,628                9,260             15,141
                 Cash and cash equivalents at end of year  $      20,251           $   21,628                  $
                                                                                                           9,260
               SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH TRANSACTIONS
             Non-cash investing and financing activities:
               Equipment purchased under capital leases                $          $     4,770                  $
                                                                     726                                   1,122
               Tax benefit related to stock options                1,205
                                                                                        2,418                  -
               Unrealized gain (loss) on available-for-
               sale investments                                     (55)
                                                                                           67                  -
               Cash payments for:
                    Interest                                         351                  142                222
                    Income taxes                                   2,564
                                                                                        1,268                766

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 LEVEL ONE COMMUNICATIONS, INCORPORATED
                      NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND DESCRIPTION OF THE BUSINESS

     Level One Communications, Incorporated (the "Company") was incorporated in California on November 26, 1985.

     The Company designs, develops and markets mixed signal application specific standard integrated circuit products ("ASSPs") for silicon connectivity solutions. The Company's target customers are the worldwide original equipment manufacturers of personal computers, workstations, network access equipment, data transmission equipment and networking equipment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The Company prepares financial statements based on a 52-53 week year. During the 3{rd} Quarter of Fiscal 1996, the Company changed its fiscal year end from the last Saturday nearest to the calendar year end to the last Sunday nearest the calendar year end. The impact of the change in fiscal year was immaterial to the Company's results of operations.

     The   consolidated  financial  statements  include   the
accounts of  the  Company  and its wholly owned subsidiaries.
Significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consists of cash deposits with banks, tax advantaged municipal bonds, and money market instruments with insignificant interest rate risk.

     INVESTMENTS. As of January 2, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments be classified into one of three categories: held-to-maturity, available-for-sale, or trading. It requires that investments classified as held-to-maturity be reported at amortized cost, that investments classified as available for sale be reported at fair value with unrealized gains and losses, net of related tax, reported as a separate component of shareholders' equity, and that investments classified as trading be reported at fair value with unrealized gains and losses included in earnings. In July of 1995, certain of the Companies previously classified held-to-maturity investments were sold, causing the investment portfolio to be reclassified as being available-for-sale. The unrealized gain at the time of the reclassification to available-for-sale was immaterial to the financial statements. As of December 29, 1996 and December 30, 1995, all of the Company's investments are classified as available-for-sale and are carried at fair value. As of December 29, 1996, and December 30, 1995, the Company's stockholders' equity reflected an unrealized gain, net of applicable taxes, of $12,000 and $67,000, respectively.

     The amortized cost and market value of the Company's investments available for sale as of December 29, 1996, were as follows:


                                                           Gross Unrealized Gross Unrealized
                                        AMORTIZED COST          GAINS            LOSSES           MARKET
(IN THOUSANDS)                                                                                     VALUE
Municipal Bonds                            $ 20,531             $ 29               $ 3           $ 20,557
Corporate Debt and Equity Securities           2,100               --                6               2,094
                                           $ 22,631             $ 29               $ 9           $ 22,651

     The amortized cost and market value of the Company's investments available for sale as of December 30, 1995, were as follows:

                                                           Gross Unrealized Gross Unrealized
                                         AMORTIZED COST         GAINS            LOSSES         MARKET VALUE
(IN THOUSANDS)
Municipal Bonds                            $ 12,287             $ 107            $    --         $ 12,394
Corporate Debt and Equity Securities             518                 6                --               524
                                           $ 12,805             $ 113            $    --         $ 12,918

     The amortized cost and market value of the Company's investments, by maturity, at December 29, 1996, were as follows:


(IN THOUSANDS)                                                      AVAILABLE-FOR-SALE

DECEMBER 29, 1996                                     Amortized Cost              Market Value
Due in one year or less                                  $ 10,212                   $ 10,211
Due after one year through five years                       12,419                     12,440
                                                          $22,631                    $ 22,651


     Proceeds from the sale of available-for-sale investments during fiscal 1996 and 1995 were $14.7 million and $1.0 million, respectively. The cost basis used in determining realized gains and loses is specific identification. Gross gains of $1,000 and gross losses of $31,000, and gross gains of $9,000, with no losses, were realized on those sales in 1996 and 1995, respectively.

     FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: For cash and cash equivalents, accounts receivable, trade accounts payable, and related party notes receivable, the carrying value is a reasonable estimate of fair value. For investments, fair values are based on quoted market prices or dealer quotes.

     INVENTORIES.   Inventories are stated at  the  lower  of
cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs.

     Inventories as of December 29, 1996, and December 30,
1995, consisted of the following:


(IN THOUSANDS)                                     1996                      1995
Raw materials                                    $     32                  $      26
Work-in-process                                     7,948                    14,281
Finished goods                                      2,010                      1,465
                                                  $ 9,990                   $15,772


     PROPERTY  AND EQUIPMENT.   Property  and  equipment  are
recorded at cost.   Depreciation  is  provided on a straight-
line basis over the following estimated useful lives:

     Machinery and equipment 3-5   years
     Furniture and fixtures 3-5   years
     Leasehold improvements 6-10 years

     Property and equipment, net is comprised of the following:

(IN THOUSANDS)                            1996                  1995
Machinery and equipment                  $25,254               $22,557
Furniture and fixtures                    11,899                  6,059
Leasehold improvements                      3,485                 2,185
                                          40,638                30,801
Less-Accumulated depreciation            (16,962)              (10,363)
                                        $ 23,676              $ 20,438


     DEFERRED LEASE EXPENSE. Lease payments are recognized as expense on a straight-line basis over the term of the lease.

     PATENT  COSTS.  Patent  costs  include  direct
costs  of  obtaining  the  patents.    Upon  patent
approval, patent costs are amortized over the estimated useful life of the patent using the straight-line method.

     REVENUE   RECOGNITION.    Product   sales  are
generally  recognized  upon  shipment  of  product.
However, the Company defers recognition of revenues
and   gross   margin   from   sales   to   stocking
distributors  until  such  distributors resell  the
related products to their customers.    The Company
has deferred recognition of gross margin  amounting
to   $864,000,   $1,300,000,  and  $255,000  as  of
December 29, 1996,  December 30, 1995, and December
31,  1994,  respectively.    For   1996,  sales  to
Hewlett-Packard  were  11.2% of total  sales.   For
1995 and 1994, no single customer accounted for more than 10% of revenues.

     Export sales as a percentage of revenues were 39%, 33%, and 22% for 1996, 1995, and 1994, respectively.

     The Company  from  time  to  time  enters into
development  and  license  agreements  with certain
customers      related     to     customer-specific
applications.   Related   costs   are  expensed  as
incurred   and   are   included  in  research   and
development  expenses,  while   revenue   for  non-
recurring  engineering contracts is deferred  until
contract milestones  are  met.   During 1996, 1995,
and  1994,  the  Company  recognized  revenues   of
$220,000, $155,000, and $1.4 million, respectively,
in accordance with the contract milestones in the Company's agreements.

     The Company earns royalty income from products sold by licensees and recognizes that income in the period that income is earned.

Revenues are comprised of the following:


(IN THOUSANDS)                           1996             1995              1994
Product sales                          $111,392          $77,417          $45,104
Royalties, licenses and non-
recurring engineering revenue                 595             601            1,721
    Total revenues                     $111,987          $78,018          $46,825


     INCOME TAXES.  The Company accounts for income
taxes pursuant to Statement of Financial Accounting
Standards No. 109,  "Accounting  for  Income Taxes"
(SFAS   109).    This  statement  provides  for   a
liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

     EARNINGS PER SHARE.   Earnings  per  share  is
based   on   the  weighted  average  common  shares
outstanding and  dilutive common equivalent shares.
Common equivalent  shares  include  dilutive  stock
options   and   warrants  when  appropriate.   Dual
presentation of primary  and fully diluted earnings
per  share  is  not  shown  on   the  face  of  the
statements of income because the differences are insignificant.

     RECLASSIFICATIONS.  Certain prior year amounts
on the Consolidated  Financial Statements have been
reclassified  to  conform   to   the   fiscal  1996
presentation.

3.   SHORT-TERM BORROWINGS

     The  Company has a $10 million revolving  line
of credit with a bank.  The Company compensates the
bank  for  credit   facilities   by  paying  annual
administrative fees. The balance of the Company's short-term borrowings as of December 29, 1996, and December 30, 1995, was zero.

4.   LEASES

     The  Company  conducts  its  operations  using
leased facilities and equipment under  both capital
and   operating   leases.    Minimum  future  lease
payments as of December 29, 1996, are as follows:

                                                     CAPITAL                  OPERATING
              (IN THOUSANDS)                         LEASES                    LEASES
YEAR ENDING
     1997                                            $ 1,415                   $  7,791
     1998                                              1,284                       6,982
     1999                                              1,252                       6,587
     2000                                                974                       6,175
     2001                                                  74                      3,316
     Thereafter                                            --                     7,205
                                                     $ 4,999                   $ 36,056
Less-Interest portion (7.38% to 12%)                    (676)
Capital lease obligations                              4,323
Less-Current portion                                  (1,129)
   Long-term portion                                 $ 3,194


     Rent   expense   for  operating   leases   was
approximately $7.4 million, $3.5 million, and $1.6 million for the years ended December 29, 1996, December 30, 1995, and December 31, 1994.

5.   INCOME TAXES

The provision for income taxes consists of:


(IN THOUSANDS)                               1996                1995                 1994
Current provision for income taxes
  State                                    $    361             $ 1,353              $ 1,337
  Federal                                     4,609               2,660                   452
Deferred provision (benefits)
  State                                         696                 (675)               (466)
  Federal                                     1,089              (1,795)                   --
     Total tax provision                    $ 6,755             $ 1,543              $ 1,323


     The tax benefits  associated with nonqualified
stock options reduced taxes  currently  payable  by
$1,205,000   and   $2,418,000  in  1996  and  1995,
respectively. Such benefits were recorded as an increase to common stock.

     Deferred   tax  assets  and  liabilities   are
determined based  on  the  differences  between the
financial  reporting  and  tax basis of assets  and
liabilities.   They are measured  by  applying  the
enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

     The significant components of the Company's deferred tax assets and liabilities as of December
29, 1996, and December 30, 1995, are as follows:


(IN THOUSANDS)                                            1996                 1995
Deferred tax assets:
  Inventory reserves                                     $   397              $   415
  Deferred income on shipments to distributors               374                  532
  Accounts receivable reserve                                  83                 145
  Deferred lease expense                                     265                  345
  Inventory Unicap adjustment                                345                  303
  Accrued vacation                                           256                  204
  AMT credit carryforwards                                   365                  497
  Capitalized R&D                                            537                1,780
  Other                                                      275                  187
     Total deferred taxes                                $ 2,897              $ 4,408
Deferred tax liabilities:
  Accelerated depreciation                              $   (393)           $   (119)
     Net deferred income tax assets                     $  2,504             $  4,289


     The reconciliation of the federal tax rate to the effective tax rate is as follows:

                                                     1996             1995             1994
Statutory federal tax rate                            34.0%            34.0%            34.0%
Reversal of valuation allowance                        --            (21.0)             --
Net operating loss deduction                          --               --             (29.1)
Foreign taxes & foreign sales corporation             (4.7)            (3.0)              .3
State taxes                                            3.3              5.7              9.0
Non-deductible acquisition costs                       5.5              2.2               --
Other                                                  (.5)            (4.8)             --
Effective income tax rate                             37.6%            13.1%            14.2%



6.   STOCK OPTION AND PURCHASE PLANS

     The Company has three stock option plans,  the
1985  Stock Option Plan (the "1985 Plan"), the 1993
Stock  Option  Plan  (the  "1993  Plan"),  the  San
Francisco  Telecom  Stock  Option  Plan  (the  "SFT
Plan"),  and  an  employee stock purchase plan (the
"ESPP").  No further  options  may be granted under
either the 1985 Plan or the SFT  Plan,  and 400,242
options previously granted under these plans remain
outstanding.    The   Company   applies  Accounting
Principles   Board  Opinion  No.  25  and   related
interpretations   in   accounting  for  its  plans.
Accordingly,   no  compensation   cost   has   been
recognized  for  its   stock   option  plans.   Had
compensation cost for these plans been determined consistent with Statement of Financial Accounting
Standards  No.  123,  "Accounting  for  Stock-Based
Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


(IN THOUSANDS EXCEPT PER SHARE DATA)           1996             1995
Net income
    As reported                              $ 11,213         $ 10,258
    Pro forma                                $   9,325        $   9,549
Earnings per share
    As reported                             $     0.82        $   0.76
    Pro forma                               $     0.72        $   0.75


The fair value of each option grant has been estimated on the date of the grant using the Black-
Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995. In calculating compensation cost: risk-free interest rates of 6.15 and 5.90 percent, respectively, and expected stock price volatility of 70%, an expected life of six years and no dividend payments for both
1996 and 1995.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The  Company  has  authorized the issuance of up to
450,000 shares of stock  to its full-time employees
under the ESPP.  The Company has sold 22,137 shares
and  15,079  shares as of December  29,  1996,  and
December 30, 1995,  respectively,  and  has  sold a
total  of  44,961 shares through December 29, 1996.
The company  sells shares in two six-month offering
periods per year.   The  price is 85% of the market
price of the stock on the start date or end date of each offering period, whichever is lower.

The Company may grant options  for  up to 3,050,000
shares  under  the  1993  Plan.   The  Company  has
granted   options   on   1,777,850  shares  through
December 29, 1996. Under the 1993 Plan the option exercise price equals the stock's closing market price on date of grant.

The following table presents the aggregate options granted, forfeited, and exercised under the 1985
Plan,  1993  Plan and SFT Plan for the years  ended
December 29, 1996,  December 30, 1995, and December
31, 1994, at their respective weighted average exercise prices.


(SHARES IN THOUSANDS)              1996                               1995                             1994
                                        Wtd. Avg.                        Wtd. Avg.                        Wtd. Avg.
                            SHRS       EXER. PRICE           SHRS       EXER. PRICE            SHRS      EXER. PRICE
Outstanding, beginning
of period                       1,489       $ 11.41             1,090         $  5.16               941     $   1.67
Granted
   Price = Fair Value             722         21.59               690           17.97               272        15.85
   Price < Fair Value              --            --                25             .67                 4         3.86
Exercised                       (174)          5.55             (217)            1.41              (74)         1.90
Canceled                        (135)         20.16              (99)            7.50              (53)         2.72
Outstanding, end of             1,902       $ 15.19             1,489          $11.41             1,090      $  5.15
period
Exercisable, end of               482                             367                               334
period


The following table summarizes information about options outstanding under the 1985 Plan, 1993 Plan and SFT Plan at December 29, 1996.


                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
(SHARES IN THOUSANDS)    Shares Outstanding    Weighted Avg.                           Shares
                           As of 12/29/96        Remaining        Weighted Avg.   Exercisable As of   Weighted Avg.
Range of Exercise Prices                     Contractual Life    Exercise Price       12/29/96       Exercise Price
$  0.38        $   0.67               390             5.96            $   0.40            344               $  0.39
    1.00          16.50               559             8.00               15.52              70                15.01
  16.75           19.75               480             8.67               17.57              31                17.85
  19.75           36.00               473             9.13               24.58              37                22.22
$  0.38        $ 36.00              1,902             8.03             $ 15.19            482               $  5.29


Options for all plans are exercisable in installments at intervals determined by the Board of Directors, not to exceed ten years and one day.

7.   EMPLOYEE BENEFIT PLAN

     The Company  has a 401(k) Tax Deferred Savings
Plan  (the  "401(k)  Plan")  under  which  eligible
employees may elect to  have  a  portion  of  their
salary  deferred  and contributed to their accounts
under the 401(k) Plan.   Under the 401(k) Plan, the
Company will contribute a minimum of 1% and up to a
maximum  of  3%  of an eligible  employee's  annual
gross salary to the  employee's  account  under the
401(k)  Plan.   For the fiscal years ended December
29, 1996, December 30, 1995, and December 31, 1994,
the Company has contributed $420,000, $315,000, and $184,000, respectively, to the 401(k) Plan.

8.   INCENTIVE PLANS

     The Company has reserved 90,000 shares of Common Stock for issuance to employees pursuant to a stock bonus plan to be agreed upon by the Board of Directors. As of December 29, 1996, no shares had been issued.

     Beginning   in   January   1994,  the  Company
implemented  an incentive compensation  plan.   The
Company's incentive  compensation plan provides for
incentive  compensation   for   substantially   all
employees of the Company based upon the achievement
of  specified  operating  and  performance results.
Incentive    compensation    totaled    $1,791,000,
$833,000,  and  $497,000  for 1996, 1995 and  1994,
respectively.

9.   STOCK WARRANTS

     The Company has issued warrants to independent
sales  representatives  to purchase  up  to  43,879
shares of its Common Stock with exercise prices ranging from $2.33 to $21.00 per share. As of December 29, 1996, an aggregate of 13,208 shares has been issued upon exercise of warrants.

     In  connection   with  securing  a  loan  from
investors in 1992, the Company issued a warrant to purchase 202,746 shares of Common Stock at an exercise price of $1.54 per share. The warrant was exercised January 16, 1997, for 192,754 shares, and the balance was surrendered, on a net appreciation basis, in an amount equal to the exercise price.

10.  PREFERRED STOCK

     No  shares  of Preferred Stock  are  currently
outstanding,  although   the   Company's  Board  of
Directors is authorized to issue up to 10,000,000 shares of Preferred Stock.

11.  RELATED PARTY TRANSACTIONS

     During  1996, 1995 and 1994, the Company  paid
fees  of  approximately   $129,600,  $130,363,  and
$140,000 respectively, to members  of  the Board of
Directors   for   consulting   services.   Services
performed included the development of marketing and
sales   strategies   and   services   relating   to
engineering matters.

     During   the   third   quarter  of  1996,   in
connection with a third-party  financing  for Maker
Communications, Inc. ("Maker"), the Company  sold a
portion  of  its minority interest in Maker for  an
aggregate  of approximately  $675,000.   This  sale
resulted in  a  one-time  gain  recorded  as "Other
Income" in the accompanying Consolidated Statements
of   Income.   The  Company  continues  to  hold  a
minority  interest  in Maker and to license certain
Maker  technology.  Other  contractual  rights  and
obligations,  including the Company's obligation to
provide  certain  loan  financing  to  Maker,  were
terminated   in  the  transaction.   Following  the
transaction, Maker repaid the Company approximately
$2.9  million,   the   total   balance   under   an
outstanding note.

12.  BUSINESS AND TECHNOLOGY ACQUISITIONS

     During  December  1996,  the  Company acquired
Silicon Design Experts, Inc. (SDE).   In connection
with   the  transaction,  the  Company  issued   an
aggregate  of  86,730  shares  of  its common stock
valued  at  $3,000,000  to SDE's shareholders,  and
agreed to issue additional  shares  of Common Stock
in the future to SDE's shareholders and  employees,
with the amount to be contingent upon the extent of
sales of products developed by SDE and Level  One's
stock   price.    The   total   purchase  price  of
$3,000,000 was allocated as follows:   $500,000  to
goodwill, and $2,500,000 for purchased research and
development.     The    purchased    research   and
development of $2,500,000 was reported  as  a  one-
time  charge.   The  transaction  was accounted for
under    the   purchase   method   of   accounting.
Accordingly, SDE's operating results after the date of the acquisition are included in the Consolidated
Statements of Income.

     On June  6,  1995,  the  Company  acquired San
Francisco Telecom, Inc. ("SFT").  SFT operates as a
wholly-owned   subsidiary   of  the  Company.    In
connection with the transaction, the Company issued
an aggregate 135,360 shares of  its common stock to
SFT's  shareholders,  assumed  existing  SFT  stock
options, which will be exercisable  for  a total of
24,951 shares of Common Stock, and agreed  to issue
additional shares of Common Stock in the future  to
SFT's  shareholders  and employees, with the amount
to  be  contingent upon  the  extent  of  sales  of
products  developed  by  SFT.   The transaction was
accounted   for  under  the  purchase   method   of
accounting.   Accordingly,  SFT's operating results
after the date of the acquisition are included in the Consolidated Statements of Income.


13.  RISK FACTORS

     The  Company  does not manufacture the  wafers
used  for its products.   To  date,  the  Company's
wafers  have been manufactured by foundries located
in  the  United  States,  Europe,  and  Asia.   The
Company depends  upon  these  suppliers  to produce
wafers at acceptable yields and to deliver  them to
the  Company  in  a  timely  manner  at competitive
prices.  The Company may sustain an adverse  impact
on operating  results  from problems with the cost,
timeliness, yield and quality  of  wafer deliveries
from  suppliers.  From time to time, the  available
industry-wide    foundry     capacity    fluctuates
significantly.   During  periods   of   constrained
supply,  the  Company may experience difficulty  in
securing an adequate  supply  of wafers, and/or its
suppliers may increase wafer prices  which  must be
paid  by  the  Company.   The  Company's  operating
results depend in substantial part on its ability to maintain and to increase the capacity available to it from existing or new foundries. Although the Company believes that it has planned appropriately to meet customer demand, there can be no assurances that unforeseen demand or unforeseen changes in the conditions under which the Company does business with its foundries will not have a material impact on the Company's business in the future.

     The Company is also dependent upon third-party
assembly  companies  that package the semiconductor
die. The Company depends  upon  these  suppliers to
produce   products  in  a  timely  manner  and   at
competitive prices. The Company may sustain adverse financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.

     The Company  relies  upon  patent,  trademark,
trade  secret  and  copyright  law  to protect  its
intellectual property.  There can be  no  assurance
that  such  intellectual  property  rights  can  be
successfully asserted in the future or will not  be
invalidated,     circumvented     or    challenged.
Litigation, regardless of its outcome, could result
in substantial cost and diversion of  resources  of
the  Company.   Any  infringement  claim  or  other
litigation  against or by the Company could have  a
material  effect   on   the   Company's   financial
condition  and  results of operations.  In November
1995 the Company  commenced infringement litigation
against a competitor.  There  are no other material
pending  legal  proceedings,  other   than  routine
litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

14.  FOUNDRY COMMITMENTS

     The  Company's current wafer requirements  are
supplied primarily  by six foundries.  During 1995,
the Company entered into  five-year agreements with
three  of  its  suppliers  for   committed  foundry
capacity in consideration of equipment financing or a cash deposit. During 1995 and 1996, the Company provided an aggregate of $14.6 million in capital equipment financing and/or cash deposits to these three foundries in connection with such activities.
The Company has remaining funding commitments not to exceed $18,000,000.

                                                  SCHEDULE II

               LEVEL ONE COMMUNICATIONS, INC.
              VALUATION AND QUALIFYING ACCOUNTS
                  (in thousands of dollars)

                                          BALANCE AT              CHARGED TO                                BALANCE AT
                                           BEGINNING               COSTS AND                                  END OF
          CLASSIFICATION                   OF PERIOD               EXPENSES             DEDUCTIONS            PERIOD
YEAR ENDED DECEMBER 29, 1996:
    Allowance for doubtful accounts           300                     ---                   144                 156
YEAR ENDED DECEMBER 30, 1995:
    Allowance for doubtful accounts           90                      210                   ---                 300
YEAR ENDED DECEMBER 31, 1994:
    Allowance for doubtful accounts           85                       5                    ---                 90

                    SIGNATURES

     PURSUANT  TO THE REQUIREMENTS OF SECTION 13 OR
15(D) OF THE SECURITIES  EXCHANGE  ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON  ITS  BEHALF BY THE UNDERSIGNED, THEREUNTO  DULY
AUTHORIZED,  IN  THE COUNTY OF SACRAMENTO, STATE OF
CALIFORNIA, ON THE 29TH DAY OF MARCH, 1996.


LEVEL ONE COMMUNICATIONS, INCORPORATED



By: /S/ ROBERT S. PEPPER
Robert S. Pepper
PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Each of the officers  and  directors  of Level
One  Communications,  Incorporated  whose signature
appears  below  hereby  constitutes  and   appoints
Robert S. Pepper and John Kehoe, and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Annual Report, and does hereby ratify and confirm all that said attorneys-in-fact and agents shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES
EXCHANGE ACT OF 1934,  THIS  REPORT HAS BEEN SIGNED
BY   THE  FOLLOWING  PERSONS  ON  BEHALF   OF   THE
REGISTRANT  AND  IN THE CAPACITIES AND ON THE DATES
INDICATED.

Dated: March 29, 1996
  /S/ ROBERT S. PEPPER
                 Robert S. Pepper,
       PRESIDENT AND CHIEF EXECUTIVE OFFICER
           (PRINCIPAL EXECUTIVE OFFICER)
       AND CHAIRMAN OF THE BOARD OF DIRECTORS
Dated: March 29, 1996
      /S/ THOMAS J. CONNORS
     Thomas J. Connors,
                     DIRECTOR

Dated: March 29, 1996

                             Paul Gray,
                     DIRECTOR

Dated: March 29, 1996
          /S/ MARTIN JURICK
                  Martin Jurick,
                     DIRECTOR

Dated: March 29, 1996
    /S/ HENRY KRESSEL
                  Henry Kressel,
                      DIRECTOR

Dated: March 29, 1996
   /S/ JOSEPH P. LANDY
                               Joseph P. Landy,
                     DIRECTOR

Dated: March 29, 1996
      /S/ JOHN KEHOE
                    John Kehoe,
    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
           (PRINCIPAL FINANCIAL OFFICER)
          (PRINCIPAL ACCOUNTING OFFICER)


                             S1

                   EXHIBIT 22.1

            SUBSIDIARIES OF REGISTRANT

     Registrant has four wholly-owned subsidiaries,
Level     One     Communications     International,
Incorporated, which  is  incorporated  in Barbados,
and  which  does business under the name Level  One
Communications   International,  Incorporated;  San
Francisco Telecom,  Inc.,  which is incorporated in
California, and which does business  under the name
San   Francisco   Telecom,   Inc.;  Silicon  Design
Experts, Inc. California, which is incorporated in California and does business under the name Level
One  Communications,  Incorporated;  and Level  One
Communications Europe SARL, which is incorporated in France and does business under the name Level
One Communications Europe.


                             S2

                   EXHIBIT 24.1

      LEVEL ONE COMMUNICATIONS, INCORPORATED

     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As   independent   public  accountants,  we  hereby
consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 33-65810,
33-72398, 33-93360, 33-95590 and 333-06300.



     /S/ ARTHUR ANDERSEN LLP


Sacramento, California
March 28, 1997



                             S3