Form 10-Q
period 1997-03-30
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1997-05-13
CIK 908985

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 1997

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

Yes   X      No _______

The number of Common Shares of the registrant outstanding on March 30, 1997, was 13,417,289.

INDEX


PART I. FINANCIAL INFORMATION                PAGE

Item 1. Financial Statements

  Consolidated Balance Sheets as of
  March 30,1997, and December 30, 1996         3

  Consolidated Statements of Income for the
  Three Months Ended March 30, 1997,
  and March 30, 1996                           4

  Consolidated Statements of Cash Flows
  for the Three Months Ended March 30, 1997,
   and March 30, 1996                          5

  Notes to Financial Statements                6

Item 2. Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                8

PART II. OTHER INFORMATION

Item 1. Litigation                             14

Item 6. Exhibits and Reports on Form 8-K       14

  Signatures                                   S-1

LEVEL ONE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)      March 30, 1997       Dec. 29, 1996
  (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                $16,410              $20,251
Short-term investments                    18,673               10,211
Accounts receivable, net of
allowance for doubtful accounts           20,038               18,279
of $156 and $156 for 1997 and 1996,
respectively
Inventories                               10,211                9,990
Deferred income tax benefits               2,504                2,504
Prepaid expenses                           2,029                2,351

Total current assets                      69,865               63,586

Property and equipment, net               25,792               23,676

Long-term investments                     11,210               12,440
Foundry deposits                           8,000                8,000
Other assets                               4,295                4,400

Total assets                            $119,162             $112,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of
 capital lease obligations                $1,126               $1,129
Accounts payable                           6,470                4,778
Accrued payroll costs                      2,027                1,985
Income taxes payable                       2,107                1,338
Other accrued liabilities                  3,641                3,485
Total current liabilities                 15,371               12,715

Capital lease obligations,
 less current portion                      2,932                3,194
Deferred lease expense                       585                  612

Total liabilities                         18,888               16,521

Shareholders' Equity:
Common stock, no par value                84,466               83,203
Authorized - 105,000,000 shares
Outstanding - 13,416,936 and 13,116,227
 shares for 1997 and 1996, respectively
Unrealized gain on available-for-sale
  securities, net of tax                      12                    12
Retained earnings                         15,796                12,366

Total shareholders' equity               100,274                95,581

Total liabilities and
 shareholders' equity                   $119,162              $112,102


         THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
         STATEMENTS.
         3

LEVEL ONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(IN THOUSANDS EXCEPT EARNINGS  PER SHARE) Three months ended

                                        MARCH 30, 1997     March 30, 1996

Revenues                                $30,107            $27,542
Cost  of sales                           12,900             11,588
Gross margin                             17,207             15,954

Research & development                    6,341              5,675

Sales & marketing                         4,299              4,001

General & administrative                  1,802              1,766

Total operating expenses                 12,442              11,442

Operating income                          4,765               4,512

Interest and other income, net              366                 392

Income before provision
  for income taxes                        5,131               4,904

Provision for income taxes                1,674               1,618

Net income                               $3,457              $3,286


Earnings per Share                        $0.25               $0.24

Weighted Average Common
  Shares Outstanding                     14,108              13,686


         THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
         STATEMENTS.
         4

LEVEL ONE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                  For three months ended
(IN THOUSANDS)                          March 30, 1997        March 30, 1996

Cash flows from operating activities:
Net income                              $3,457                 $3,286
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization          2,153                  1,584
  Purchased research &
    development expenses                     0                      0
Changes in assets and liabilities:
  Accounts receivable                   (1,759)                   944
  Inventories                             (221)                  (992)
  Deferred tax assets                        0                      0
  Prepaid expenses                         322                      9
  Accounts payable and
     accrued liabilities                 2,659                   (248)
  Deferred revenues                          0                    (36)

Net cash provided by
  operating activities                   6,611                   4,547

Cash flows from investing activities:
Purchase of short-term investments     (19,410)                 (1,400)
Proceeds from sales and
  maturities of short term
     investments                        10,948                   4,732
Purchase of long-term investments       (5,940)                    (20)
Proceeds from sales and
    maturities of long term
     investments                         7,170                       0
Capital expenditures                    (4,132)                 (1,427)
Payments for related
  party notes receivable                     0                    (450)
Payments for foundry deposits
  and other assets                         (32)                 (5,779)

     Net cash provided by (used in)
       investing activities            (11,396)                 (4,344)

Cash flows from financing activities:
Net principal payments under
    capital lease obligations             (292)                   (264)
Proceeds from issuance of stock, net of
   repurchases and costs of issuance     1,236                     639

     Net cash provided by (used in)
       financing activities                944                     375

Net increase (decrease) in cash
      and cash equivalents              (3,841)                    578
Cash and cash equivalents at
       beginning of period              20,251                  21,628

Cash and cash equivalents at
        end of period                  $16,410                 $22,206

Supplementary disclosure of cash and noncash transactions
Cash payments for:
     Interest                              162                      91
     Income taxes                          905                     301



         THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
         STATEMENTS.
         5

LEVEL ONE COMMUNICATIONS, INCORPORATED


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE-MONTH PERIOD ENDED MARCH 30, 1997, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING DECEMBER 28, 1997. THE INFORMATION REPORTED IN THIS FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND FOOTNOTES CONTAINED IN THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED DECEMBER 29, 1996, AND SUBSEQUENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

NOTE 2 - EARNINGS PER SHARE

NET INCOME PER SHARE IS COMPUTED USING THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, AND THE DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING FROM STOCK OPTIONS AND WARRANTS (USING THE TREASURY STOCK METHOD). EFFECTIVE DECEMBER 28, 1997, THE COMPANY IS REQUIRED TO ADOPT FINANCIAL ACCOUNTING STANDARDS BOARD NO. 128, EARNINGS PER SHARE. Among other things, the new standard will require replacement of primary EPS with basic EPS. Basic EPS would be computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities would be included. Fully diluted EPS, now called diluted EPS, would still be required. The Company has not quantified the effect of applying the new standard.

Note 3 - Inventories

Inventories, stated at the lower of cost (first in, first out) or market, consist of:


      (IN THOUSANDS)    March 30, December 30,
                        1997      1996
      Raw materials     $       2  $       32

      Work-in-process   8,746      7,948

      Finished goods                   2,010
                        1,463


                        $ 10,211   $  9,990


Note 4 - Property and Equipment

Property and equipment, net is comprised of the following:



      (IN THOUSANDS)     March 30,   December
                         1997        30, 1996

      Machinery and      $25,235     $25,254
      equipment

      Furniture and      16,103          11,899
      fixtures

      Leasehold              3,432      3,485
      improvements


                         $44,770     $40,638


      Less - accumulated (18,978)     (16,962)
      depreciation


                         $25,792     $23,676

LEVEL ONE COMMUNICATIONS, INCORPORATED
_____


Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors that May Affect Future Results" and elsewhere in this Report.

REVENUES

Revenues increased 9% to $30.1 million in the first quarter of 1997 compared to $27.5 million for the same quarter of 1996. The increases during the first quarter of 1997 reflect unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and the broadening of the Company's customer base.

International sales were $10.8 million or 36% and $10.2 million or 37% of sales, respectively, for the first quarter of 1997 and 1996. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues.

GROSS MARGIN

Gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, foundry manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margin on domestic and international sales is similar.
Gross margin as a percentage of revenues  in  the first quarter of 1997  was 57.2%  versus 57.9% in the first quarter  of  1996 and 54.0% in the fourth quarter of 1996. Gross margin in the first quarter of 1997 improved over the fourth
quarter   of   1996  due  to  increased  overhead   absorption,
acceleration of cost reduction programs and die shrinks, and wafer price reductions.

RESEARCH AND DEVELOPMENT

Research and development expenses were $6.3 million or 20.9% of revenues in the first quarter of 1997 versus $5.7 million, or 20.6% of revenues in the first quarter of 1996. The research and development expense increase is due to additions to the Company's design engineering staff and related new product design expenses.

SALES AND MARKETING

Sales and marketing expenses were $4.3 million or 14.3% of revenues in the first quarter of 1997 versus $4.0 million or 14.5% of revenues in the first quarter of 1996. The increased expenditures are attributable to sales commissions associated with increased revenues, and the expansion of the Company's sales and marketing staffs.

GENERAL AND ADMINISTRATIVE

In  the  first  quarter  of  1997,  general  and administrative expenses  were  $1.8  million or 6.0% of revenues  versus  $1.8 million or 6.4% of revenues in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of March 30, 1997, consisted of $35.1 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's revolving line of credit. At March 30, 1997, the Company had no outstanding balance under this line of credit. Working capital as of March 30, 1997, was $54.5 million.

During the first three months of 1997, the Company generated $6.6 million of cash from operating activities, as compared to $4.5 million in the same period in 1996. In both years, net cash generated from operations in the first quarter was primarily due to net income before depreciation and amortization expense. Disparities in such line items as accounts receivable, accounts payable, capital expenditures or foundry deposits reported in the first quarter of 1997 and 1996 reflect differences in timing, and not material changes in the Company's operations.



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

(a)Exhibits -  27.1--Financial Data Schedule, March 30, 1997

(b)Reports on Form 8-K -  None.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

  LEVEL ONE COMMUNICATIONS, INCORPORATED



DATE: MAY 13, 1997 BY:
  Robert S. Pepper, Ph.D.
  Chairman of the Board of Directors,
  President and Chief Executive Officer
  (Principal Executive Officer)


Date: May 13_, 1997 By:     John Kehoe
  Vice President and Chief Financial Officer
  (Principal Financial Officer)

[DATE]

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 30, 1997,
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000

<PERIOD-
TYPE> 3-
MOS
[FISCAL-YEAR-END]          DEC-30-1996
[PERIOD-END]
MAR-30-1997

[CASH]                  16,410

[SECURITIES]
18,673

[RECEIVABLES]                  20,114

[ALLOWANCES]                        156

[INVENTORY]
10,211

[CURRENT-ASSETS]                  69,865

[PP&E]                  44,770

[DEPRECIATION]                  18,978

[TOTAL-ASSETS]                119,162

[CURRENT-LIABILITIES]                 15,371

[BONDS]                        0

<PREFFERRED-MANDATORY>
0

[PREFERRED]
0

[COMMON]                  84,466

[OTHER-SE]                  15,808

[TOTAL-LIABILITY-AND-EQUITY]
119,162

[SALES]                   30,107

[TOTAL-REVENUES]                   30,107

[CGS]                   12,900

[TOTAL-COSTS]                   12,900

[OTHER-EXPENSES]                   12,442

[LOSS-PROVISION]                        0

[INTEREST-EXPENSE]                       162

[INCOME-PRETAX]                    5,131

[INCOME-TAX]                   1,674

[INCOME-CONTINUING]                   3,457

[DISCONTINUED]                         0

[EXTRAORDINARY]                         0

[CHANGES]                         0

[NET-INCOME]                   3,457

[EPS-PRIMARY]        ---

[EPS-DILUTED]                      .25
