Form 10-Q
period 1997-06-29
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1997-08-13
CIK 908985

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 1997

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

                             Yes   X     No
                                 -----      -----

The number of Common Shares of the registrant outstanding on June 29, 1997, was 13,488,705.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets as of June
             29, 1997, and December 30, 1996                                3

             Consolidated Statements of Income for
             the Six Months Ended June 29, 1997,
             and June 29, 1996                                              4

             Consolidated Statements of Cash Flows
             for the Six Months Ended June 29,
             1997, and June 29, 1996                                        5

             Notes to Financial Statements                                  6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II.     OTHER INFORMATION

Item 1.      Litigation                                                    14

Item 6.      Exhibits and Reports on Form 8-K                              14

             Signatures                                                    S-1

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     June 29, 1997, and December 29, 1996

(in thousands except share amounts)                           JUNE 29, 1997            DEC. 29, 1996
                                                             ----------------         ---------------
                                                               (unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                                          $ 16,435                $ 20,251
  Short-term investments                                               18,833                  10,211
  Accounts receivable, net of allowance for doubtful                   20,571                  18,279
    accounts of $156 and $156 for 1997 and 1996,
    respectively
  Inventories                                                          17,476                   9,990
  Deferred income tax benefits                                          2,182                   2,504
  Prepaid expenses                                                      2,152                   2,351
                                                             ----------------         ---------------

      Total current assets                                             77,649                  63,586

  Property and equipment, net                                          27,324                  23,676

  Long-term investments                                                 9,550                  12,440
  Foundry deposits                                                      8,000                   8,000
  Other assets                                                          4,227                   4,400
                                                             ----------------         ---------------
      Total assets                                                   $126,750                $112,102
                                                             ================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Current portion of capital lease obligations                       $  1,089                $  1,129
  Accounts payable                                                      8,838                   4,778
  Accrued payroll costs                                                 2,578                   1,985
  Income taxes payable                                                  3,016                   1,338
  Other accrued liabilities                                             2,858                   3,485
                                                             ----------------         ---------------
          Total current liabilities                                    18,379                  12,715

  Capital lease obligations, less current portion                       2,667                   3,194
  Deferred lease expense                                                  544                     612
                                                             ----------------         ---------------

          Total liabilities                                            21,590                  16,521

 Shareholders' Equity:
  Common Stock, no par value                                           84,974                  83,203
          Authorized - 105,000,000 shares
          Outstanding - 13,488,705 and 13,116,227
             shares for 1997 and 1996, respectively
 Unrealized gain on available-for-sale
          securities, net of tax                                           12                      12
 Retained earnings                                                     20,174                  12,366
                                                             ----------------         ---------------

          Total shareholders' equity                                  105,160                  95,581
                                                             ----------------         ---------------

Total liabilities and shareholders' equity                           $126,750                $112,102
                                                             ================         ===============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


(in thousands, except earnings per share)

                                                     Three Months Ended                        Six Months Ended
                                              --------------------------------         ---------------------------------

                                              June 29, 1997      June 29, 1996         June 29, 1997       June 29, 1996
                                              -------------      -------------         -------------       -------------
Revenues                                            $32,642            $27,479               $62,749             $55,021

Cost  of sales                                       13,566             11,521                26,466              23,109
                                                    -------            -------               -------             -------

     Gross margin                                    19,076             15,958                36,283              31,912

Research & development                                6,738              5,739                13,079              11,414

Sales & marketing                                     4,754              3,989                 9,053               7,990

General & administrative                              2,221              1,765                 4,023               3,531
                                                    -------            -------               -------             -------

     Total operating expenses                        13,713             11,493                26,155              22,935
                                                    -------            -------               -------             -------

Operating income                                      5,363              4,465                10,128               8,977

Interest and other income, net                          492                349                   858                 741
                                                    -------            -------               -------             -------

Income before provision for income taxes              5,855              4,814                10,986               9,718


Provision for income taxes                            1,932              1,590                 3,605               3,208
                                                    -------            -------               -------             -------

Net income                                          $ 3,923            $ 3,224               $ 7,381             $ 6,510
                                                    =======            =======               =======             =======

Earnings per Share                                  $  0.28            $  0.24               $  0.52             $  0.48
                                                    =======            =======               =======             =======

Weighted Average Common
   Shares Outstanding                                14,261             13,681                14,185              13,684
                                                    =======            =======               =======             =======

       The accompanying notes are an integral part of these statements.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        FOR SIX MONTHS ENDED
                                                                -----------------------------------
(in thousands)                                                    JUNE 29, 1997     JUNE 29, 1996
                                                                ----------------- -----------------
Cash flows from operating activities:
       Net income                                                     $  7,380          $ 6,510
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                 4,516            3,277
       Changes in assets and liabilities:
           Accounts receivable                                          (2,292)           1,814
           Inventories                                                  (7,486)           2,035
           Deferred tax assets                                             322              390
           Prepaid expenses                                                199              365
           Accounts payable and accrued liabilities                      5,704           (5,060)
           Deferred liabilities                                              0             (134)
           Deferred lease expense                                          (68)             (85)
                                                                      --------          -------

       Net cash provided by operating activities                         8,275            9,112
                                                                      --------          -------

Cash flows from investing activities:
       Purchase of short-term investments                              (30,341)          (1,400)
       Proceeds from sales and maturities of short-term
           investments                                                  21,719            7,915
       Purchase of long-term investments                                (7,740)             (20)
       Proceeds from sales and maturities of long-term
           investments                                                  10,630                0
       Capital expenditures                                             (7,888)          (1,955)
       Payments for related party notes receivable                           0           (1,025)
       Payments for foundry deposits and other assets                     (103)          (5,782)
                                                                      --------          -------

           Net cash provided by (used in) investing activities         (13,723)          (2,267)
                                                                      --------          -------

Cash flows from financing activities:
       Net principal payments under capital lease obligations             (567)            (532)
       Proceeds from issuance of stock, net of
       repurchases and costs of issuance                                 2,199            1,825
                                                                      --------          -------

           Net cash provided by (used in) financing activities           1,632            1,293
                                                                      --------          -------

Net increase (decrease) in cash and cash equivalents                    (3,816)           8,138
Cash and cash equivalents at beginning of period                        20,251           21,627
                                                                      --------          -------
Cash and cash equivalents at end of period                            $ 16,435          $29,765
                                                                      ========          =======

SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH TRANSACTIONS
           Cash payments for:
           Interest                                                        295              179
           Income taxes                                                     80            2,052

       The accompanying notes are an integral part of these statements.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1996, and subsequent filings with the Securities and Exchange Commission.

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

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, consist of:

            --------------------------------------------------------
            (in thousands)       June 29, 1997     December 30, 1996
            --------------------------------------------------------
            Raw materials          $  5,421        $     32
            Work-in-process           9,928           7,948
            Finished goods            2,127           2,010
                                   --------        --------
                                   $ 17,476        $  9,990
                                   ========        ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:

            --------------------------------------------------------------------
            (in thousands)                 June 29, 1997       December 30, 1996
            --------------------------------------------------------------------
            Machinery and equipment          $ 26,762                $ 25,254
            Furniture and fixtures             18,436                  11,899
            Leasehold improvements              3,327                   3,485
                                             --------                --------

                                             $ 48,525                $ 40,638

            Less - accumulated depreciation   (21,201)                (16,962)
                                             --------                 --------

                                             $ 27,324                $ 23,676
                                             ========                ========

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                                     _____

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors that May Affect Future Results" and elsewhere in this Report.

REVENUES

Revenues increased 18.8% to $32.6 million in the second quarter of 1997 compared to $27.5 million for the same quarter of 1996. Revenues increased 14% to $62.7 million in the first six months of 1997 compared to $55.0 million for the first six months of 1996. The increases during the second quarter and first six months of 1997 reflect unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and the broadening of the Company's customer base.

International sales were $10.8 million or 33.1% and $11.1 million or 40.4% of sales, respectively, for the second quarter of 1997 and 1996, and $21.6 million or 34% and $21.3 million or 39% of sales, respectively, for the first six months of 1997 and 1996. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues.

GROSS MARGIN

Gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, foundry manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margin on domestic and international sales is similar. Gross margin as a percentage of revenues in the second quarter of 1997 was 58.4% versus 58.1% in the second quarter of 1996 and 57.2% in the first quarter of 1997. Gross margin as a percentage of revenues in the first six months of 1997 was 57.8% versus 58.0% in the first six months of 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses were $6.7 million or 20.6% of revenues in the second quarter of 1997 versus $5.7 million, or 20.9% of revenues in the second quarter of 1996. Research and development expenses were $13.1 million or 20.8% of revenues in the first six months of 1997 versus $11.4 million, or 20.7% of revenues in the first six months of 1996. The research and development expense increase in each period in 1997 is due to additions to the Company's design engineering staff and related new product design expenses.

SALES AND MARKETING

Sales and marketing expenses were $4.7 million or 14.6% of revenues in the second quarter of 1997 versus $4.0 million or 14.5% of revenues in the second quarter of 1996. Sales and marketing expenses were $9.1 million or 14% of revenues in the first six months of 1997 versus $8.0 million or 14.5% of revenues in the first six months of 1996. The increased dollar expenditures in each period in 1997 are attributable to sales commissions associated with increased revenues, and the expansion of the Company's sales and marketing staffs.

GENERAL AND ADMINISTRATIVE

In the second quarter of 1997, general and administrative expenses were $2.2 million or 6.8% of revenues versus $1.8 million or 6.4% of revenues in the same period of 1996. In the first six months of 1997, general and administrative expenses were $4.0 million or 6.4% of revenues versus $3.5 million or 6.4% of revenues in the same period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of June 29, 1997, consisted of $35.3 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's revolving line of credit. At June 29, 1997, the Company had no outstanding balance under this line of credit. Working capital as of June 29, 1997, was $59.3 million.

During the first six months of 1997, the Company generated $8.3 million of cash from operating activities, as compared to $9.1 million in the same period in 1996. In both years, net cash generated from operations during the period was primarily due to net income before depreciation and amortization expense. Disparities in such line items as accounts receivable, accounts payable, capital expenditures or foundry deposits reported in the first half of 1997 and 1996 reflect differences in timing, and not material changes in the Company's operations.



FACTORS THAT MAY AFFECT FUTURE RESULTS

   The following factors may have an impact on the Company's business:

 Manufacturing Risks

  The Company does not manufacture the wafers used for its products. The Company's wafers are manufactured by foundries located in the United States, Europe and Asia. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity can fluctuate significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices. The Company's operating results depend in substantial part on its ability to maintain or increase the capacity available from its existing or new foundries. In prior years, the Company has experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, requiring the Company to transfer products to a new foundry. Although the Company believes that it has planned to meet customer demand, there can be no assurances that unforeseen demand, current supplier interruptions or other changes will not have a material impact on the Company's business.

  Manufacturing process technologies are subject to rapid change. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes, and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. The Company's business, financial condition and results of operations could be materially adversely affected if any such transition is substantially delayed or inefficiently implemented.

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

 Factors Affecting Annual and Quarterly Operating Results

  The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, semiconductor industry environment, changes in average selling prices, the timing of new product introductions (by the Company and its customers), use of new technologies, the ability to safeguard patents and intellectual property, and rapid change of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the rapidity of their onset may make prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this Offering Circular, may not be predictive of future performance.

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

 Management of Growth; Dependence on Key Personnel

  The Company is currently experiencing a period of significant growth which has placed, and could continue to place, a significant strain on the Company's personnel and other resources. The Company's ability to manage its growth effectively will require continued expansion and refinement of the Company's operational, financial and management and control systems as well as a significant increase in the Company's development, testing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. The Company's success also depends to a significant extent upon the continued services of its key personnel and its ability to attract and retain key technical, sales and management personnel in the future. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain key technical, sales and management personnel in the future. If the Company's management is unable to manage growth effectively, maintain the quality and marketability of the Company's products and retain, hire and integrate key personnel, the Company's business, financial condition and results of operations could be materially adversely affected.

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

  In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, factors which may affect the market price of the Company's Common Stock. As is common in the semiconductor industry, the Company frequently ships more product in the third month of a quarter than in the other months. If a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be adversely affected.

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

 Intense Competition

  The semiconductor industry is intensely competitive. The Company's competition consists of semiconductor companies and semiconductor divisions of vertically integrated companies. In the transmission market, the Company's principal competitors are Brooktree Corporation (a subsidiary of Rockwell International, Inc.), Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.) ("Crystal"), Dallas Semiconductor, Inc., Lucent Technologies Inc. ("Lucent"), PMC-Sierra Inc. and Siemens A.G. In the networking market, the Company's principal competitors are Advanced Micro Devices, Inc., Crystal, Integrated Circuit Systems, Inc., Lucent, Micro Linear Corp., National Semiconductor Corporation, Quality Semiconductor, Inc., Seeq Technologies, Inc. and Texas Instruments, Incorporated. Many of these competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of products.

  The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of the Company's control. Such factors include, without limitation, success in designing and manufacturing new products, implementing new technologies, intellectual property programs, product quality, reliability, price, efficiency of production, and general economic conditions. There is no assurance that the Company will be able to compete successfully against current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

 International Operations

  Due to its reliance on international sales and foreign third-party manufacturing and assembly operations, the Company is subject to the risks of conducting business outside of the United States including government regulatory risks, political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet system products. The suit seeks damages and injunctive relief. Seeq has denied the allegations and may file a counter claim against the Company. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. See "Factors That May Affect Future Results".

     In the course of business the Company is from time to time party to other litigation. In the opinion of the Company, any such litigation currently pending is not likely to have a material impact on the Company's business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits -  10.41    - Amendment to Deposit Agreement (confidential
                              treatment requested)
                     27.1     --Financial Data Schedule, June 29, 1997
         (b)  Reports on Form 8-K -  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEVEL ONE COMMUNICATIONS, INCORPORATED



Date:  August 12, 1997              By:  /s/ Robert S. Pepper
                                       ----------------------
                                    Robert S. Pepper, Ph.D.
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 12, 1997              By: /s/ John Kehoe
                                       ---------------
                                    John Kehoe
                                    Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)