Form 10-Q
period 1997-09-28
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1997-11-12
CIK 908985

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 1997

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

                         Yes     <radical>  No _______

The number of Common Shares of the registrant outstanding on September 28, 1997, was 20,294,318.

                                     INDEX

                                                                                         PAGE

[CAPTION]
Part I.             FINANCIAL INFORMATION


Item 1.             Financial Statements

                           Consolidated Balance Sheets as of
                           September 28, 1997, and December
                           29, 1996                           . . . . . . . . . .          3
                                                              . . .
                           Consolidated Statements of
                           Operations for the Three and Nine
                           Months Ended September 28, 1997,
                           and September 29, 1996             . . . . . . . . . .          4
                                                              . . .
                           Consolidated Statements of Cash
                           Flows for the Nine Months Ended
                           September 28, 1997, and September
                           29, 1996                           . . . . . . . . . .          5
                                                              . . .
                           Notes to Financial Statements      . . . . . . . . . .          6
                                                              . . .

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 .            8
                       . . . . . . . . . .

PART II.            OTHER INFORMATION
Item 1.             Litigation                             . . . . . . . . . .           14
                                                           . . .
Item 2.             Changes in Securities                  . . . . . . . . . .           14
                                                           . . .
Item 4.             Submission of Matters to a Vote of
            Shareholders                                   . . . . . . . . . .           14
                                                           . . .
Item 6.             Exhibits and Reports on Form 8-K       . . . . . . . . . .           15
                                                           . . .

[CAPTION]

[CAPTION]
                    Signatures                   S-1

                          LEVEL ONE COMMUNICATIONS, INCORPORATED
                                CONSOLIDATED BALANCE SHEETS
                         September 28, 1997, and December 29, 1996

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                   Sept. 28, 1997                 Dec. 29, 1996

                                                                  (unaudited)
                                                         ASSETS
                                                Current Assets:
                                      Cash and cash equivalents       $ 117,849            $  20,251
                                                                                             $20,251
                                         Short-term investments          21,053               10,211
             Accounts receivable, net of allowance for doubtful          28,991               18,279
                                                       accounts
                               of $256 and $156 for 1997 and 1996, respectively
                                                    Inventories          23,115                9,990
                                   Deferred income tax benefits           2,990                2,504
                                               Prepaid expenses           2,293                2,351
                      Total current assets                              196,291               63,586
                                    Property and equipment, net          30,379               23,676
                                          Long-term investments          10,897               12,440
                                         Note acquisition costs           3,120                  ---
                                               Foundry deposits          14,000                8,000
                                                   Other assets           4,169                4,400
                      Total assets                                   $  258,856          $   112,102
                                                                       $258,856
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           Current Liabilities:
                   Current portion of capital lease obligations    $      1,199        $       1,129
                                               Accounts payable          14,882                4,778
                                                                         14,882
                                          Accrued payroll costs           2,772                1,985
                                           Income taxes payable           2,240                1,338
                                   Deferred distributor revenue           1,687                  864
                                      Other accrued liabilities           5,400                2,621
                      Total current liabilities                          28,180               12,715
                                                 Long-term debt         115,000                  ---
                Capital lease obligations, less current portion           2,444                3,194
                                         Deferred lease expense             340                  612
                      Total liabilities                                 145,964               16,521
                                          Shareholders' Equity:
                                     Common Stock, no par value          85,780               83,203
                      Authorized - 157,500,000 shares
                      Outstanding - 20,356,030 and 19,674,341
                           shares for 1997 and 1996,
                      respectively
                          Unrealized gain on available-for-sale
                      securities, net of tax                                 12                   12
                                              Retained earnings          27,100               12,366
                      Total shareholders' equity                        112,892               95,581
                     Total liabilities and shareholders' equity        $258,856             $112,102


                                              LEVEL ONE COMMUNICATIONS, INCORPORATED
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                            SEPTEMBER 28, 1997, AND SEPTEMBER 29, 1996
                                                            (unaudited)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     Three Months Ended                               Nine Months Ended
                                           SEPT. 28, 1997          SEPT. 29, 1996          SEPT. 28, 1997          SEPT. 29, 1996
                                 Revenues        $   42,437              $  27,363               $  105,187             $    82,384
                           Cost  of sales            17,653                 11,756                   44,120                  34,865
       Gross margin                                  24,784                 15,607                   61,067                  47,519
                   Research & development             8,135                  5,249                   21,214                  16,663
                        Sales & marketing             6,470                  4,219                   15,523                  12,209
                 General & administrative             2,826                  1,595                    6,849                   5,126
       Total operating expenses                      17,431                 11,063                   43,586                  33,998
                         Operating income             7,353                  4,544                   17,481                  13,521
                          Interest income             1,129                    363                    2,082                   1,228
                         Interest expense             (514)                  (127)                    (685)                   (318)
                        Other income, net                93                    848                      169                     915
 Income before provision for income taxes
                                                      8,061                  5,628                   19,047                  15,346
               Provision for income taxes             2,660                  1,857                    6,266                   5,065
                               Net income           $ 5,401              $   3,771               $   12,781                $ 10,281
                       Earnings per Share         $     .25             $     0.18             $       0.60              $     0.50
                  Weighted average common
   shares outstanding                                21,819                 20,705                   21,458                  20,585

                                           LEVEL ONE COMMUNICATIONS, INCORPORATED
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         For Nine Months Ended

(IN THOUSANDS)                                                      Sept. 28, 1997                        Sept. 29, 1996

                      Cash flows from operating activities:
                                                 Net income         $ 12,781                $ 10,281
            Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Depreciation and amortization                        6,976                   4,805
        Changes in assets and liabilities:
                  Accounts receivable                               (10,712)                 (1,614)
                  Inventories                                       (13,125)                   3,583
                  Deferred tax assets                                  (486)                     ---
                  Prepaid expenses                                        58                     186
                  Accounts payable and accrued liabilities            15,395                 (3,298)
                  Deferred liabilities                                   ---                   1,652
                  Deferred lease expense                               (272)                   (280)
        Net cash provided by operating activities                     10,515                  15,315
                      Cash flows from investing activities:
                         Purchase of short-term investments         (46,793)                (10,325)
           Proceeds from sales and maturities of short term
                     investments                                      35,953                   2,340
                          Purchase of long-term investments         (19,024)                 (8,670)
            Proceeds from sales and maturities of long term
                     investments                                      20,567                   3,026
                                       Capital expenditures         (13,269)                 (4,288)
                Payments for related party notes receivable              ---                 (1,600)
             Payments for foundry deposits and other assets          (6,078)                 (5,593)
                     Net cash used in investing activities          (28,644)                (25,110)
                      Cash flows from financing activities:
                 Net principal payments under capital lease            (680)                     ---
                                                obligations
         Proceeds from issuance of convertible subordinated
                notes, net of issuance costs                         111,880                     ---
                    Proceeds from issuance of stock, net of
           repurchases and costs of issuance                           4,529                   1,915
                     Net cash provided by financing                  115,729                   1,915
                activities
       Net increase (decrease) in cash and cash equivalents           97,600                 (7,880)
           Cash and cash equivalents at beginning of period           20,251                  21,628
                 Cash and cash equivalents at end of period        $ 117,851                $ 13,748
                   SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH TRANSACTIONS
                Cash payments for:
                     Interest                                            248
                                                                                                 300
                     Income taxes
                                                                          42                   2,103


                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                                  ___________

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 29, 1996, and subsequent filings with the Securities and Exchange Commission.

All shares and per share numbers in this Report reflect the effect of a 3-for-2 stock split to shareholders of record on August 5, 1997, effective on August 26, 1997.

NOTE 2 - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock outstanding, and the dilutive common equivalent shares outstanding from stock options and warrants (using the treasury stock method) and convertible subordinated notes. Effective December 28, 1997, the Company is required to adopt Financial Accounting Standards Board No. 128, EARNINGS PER SHARE. Among other things, the new standard will require replacement of primary EPS with basic EPS. Basic EPS would be computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities would be included. Fully diluted EPS would be called diluted EPS under the new standard and would still be required. Additional disclosure will be required by Statement 128, but the Company does not expect the effect of Statement 128 to be material.












                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                                  __________

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first in, first out) or market, consist of:

               (IN THOUSANDS)             September 28, 1997         December 29, 1996
               Raw materials                            $ 6,414             $       32
               Work-in-process                           13,555                  7,948
               Finished goods                     3,146                          2,010
                                                        $23,115               $  9,990

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net is comprised of the following:



            (IN THOUSANDS)                        September 28, 1997      December 29, 1996
            Machinery & equipment                            $28,686                $25,254
            Furniture & fixtures                              21,838                 11,899
            Leasehold improvements                             3,383                  3,485
                                                             $53,907                $40,638
            Less - accumulated depreciation             (23,528)                   (16,962)
                                                             $30,379                $23,676

NOTE 5 - LONG-TERM DEBT

   During the third quarter of 1997 the Company raised $115 million (less discounts, commissions and expenses of approximately $3.1 million) from a private placement to qualified investors of subordinated convertible notes due 2004 with a 4% coupon (the "Notes"). The Notes are convertible to shares of the Company's Common Stock at a price of $40 per share.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                                     _____


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, and subsequent filings with the Securities and Exchange Commission.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Factors that May Affect Future Results" and elsewhere in this Report.

REVENUES

Revenues increased 55% to $42.4 million in the third quarter of 1997 compared to revenues of $27.4 million for the same quarter of 1996. Revenues increased 28% to $105.2 million in the first nine months of 1997 compared to $82.4 million for the first nine months of 1996. The increases during the third quarter and first nine months of 1997 reflect the substantial unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, and increases in the Company's customer base.

International sales were $14.4 million or 34% and $9.7 million or 35.4% of sales, respectively, for the third quarter of 1997 and 1996, and $36.1 million or 34.5% and $31.0 million or 37.6% of sales for the first nine months of 1997 and 1996, respectively. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues.

GROSS MARGIN

Gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, foundry manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margin on domestic and international sales is similar. Gross margin as a percentage of revenues in the third quarter of 1997 was 58.4% versus 57.0% in the third quarter of 1996 and 58.4% in the second quarter of 1997. Gross margin as a percentage of revenues in the first nine months of 1997 was 58.1% versus 57.7% in the first nine months of 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses were $8.1 million or 19.2% of revenues in the third quarter of 1997 versus $5.2 million, or 19.2% of revenues in the third quarter of 1996. For the first nine months of 1997, research and development expenses were $21.2 million or 20.2% of revenues versus $16.7 million or 20.2% of revenues in the same period of 1996. The research and development expense increase in each period in 1997 is due to additions to the Company's design engineering staff and related new product design expenses.

SALES AND MARKETING

Sales and marketing expenses were $6.5 million or 15.2% of revenues in the third quarter of 1997 versus $4.2 million or 15.4% of revenues in the third quarter of 1996. For the first nine months of 1997, sales and marketing expenses were $15.5 million or 14.8% of revenues compared to $12.2 million or 14.8% of revenues in the first nine months of 1996. The increased expenditures are primarily attributable to sales commissions associated with increased revenues and the expansion of the Company's sales and marketing staffs.

GENERAL AND ADMINISTRATIVE

In the third quarter of 1997, general and administrative expenses were $2.8 million or 6.7% of revenues versus $1.6 million or 5.8% of revenues in the same period of 1996. For the first nine months general and administrative expenses were $6.8 million or 6.5% of revenues in 1997 versus $5.1 million or 6.2% of revenues in 1996. The increased expenses are primarily attributable to additional headcount associated with the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of September 28, 1997, consisted of $138.9 million of cash, cash equivalents and short-term investments, and $10 million available under the Company's revolving line of credit. At September 28, 1997, the Company had no outstanding balance under this line of credit. Working capital as of September 28, 1997, was $168.2 million.

During the first nine months of 1997, the Company generated $10.5 million of cash from operating activities, as compared to $15.3 million in the same period in 1996. In both years, net cash generated from operations during the period was primarily due to net income before depreciation and amortization expense. In the first nine months of 1997, cash generated from net income before depreciation and amortization was $19.8 million. This cash generated was offset by $8.4 million due to the net changes during the period for inventories, accounts receivable, and accounts payable. The changes in accounts receivable, accounts payable, and inventories are due to expansion of the Company's business, and do not reflect material changes in the way the Company conducts operations.

During the third quarter of 1997, the Company raised $115 million from a private placement to qualified investors of subordinated convertible notes due 2004 with a 4% coupon (the "Notes"). The company expects that the net proceeds from the sale of the Notes, together with existing sources of liquidity, will provide the Company with capital required for its continued expansion in the rapidly growing segments of the telecom and networking markets.



FACTORS THAT MAY AFFECT FUTURE RESULTS

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

FACTORS AFFECTING ANNUAL AND QUARTERLY OPERATING RESULTS

   The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, semiconductor industry environment, changes in average selling prices, the timing of new product introductions (by the Company and its customers), use of new technologies, the ability to safeguard patents and intellectual property, and rapid change of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. The Company attempts to respond to changes in market conditions as soon as possible; however, the rapidity of their onset may make prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this Prospectus, may not be predictive of future performance.

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

INTENSE COMPETITION

The semiconductor industry is intensely competitive. The Company's competition consists of semiconductor companies and semiconductor divisions of vertically integrated companies. In the telecom market, the Company's principal competitors are Brooktree Corporation (a subsidiary of Rockwell International, Inc.), Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.) ("Crystal"), Dallas Semiconductor, Inc., Lucent Technologies Inc. ("Lucent"), PMC-Sierra Inc. and Siemens A.G. In the networking market, the Company's principal competitors are Advanced Micro Devices, Inc., Broadcom Corporation, Crystal, Integrated Circuit Systems, Inc., Lucent, Micro Linear Corp., National Semiconductor Corporation, Quality Semiconductor, Inc., Seeq Technologies, Inc. and Texas Instruments, Incorporated. Many of these competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of products.

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

INCREASED LEVERAGE

In connection with the sale of the Notes, the Company has incurred approximately $115.0 million in additional indebtedness which increases the ratio of its long-term debt to its total capitalization from 3.0%, at June 29, 1997, to 51.1%, as of September 28, 1997. As a result of this increased leverage, the Company's interest obligations will increase substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements.

VOLATILITY OF NOTES AND STOCK PRICE

Economic and other external factors, many of which are beyond the control of the Company, may have a significant impact on the Company's business and on the market price of the Notes and the Common Stock into which the Notes are convertible. Such factors include, without limitation, fluctuations in product revenue and net income of the Company or its competitors, shortfalls in the Company's operating results from levels forecast by securities analysts, announcements concerning the Company, its competitors or customers, announcements of technological innovations by the Company, its competitors or its customers, the introduction of new products or changes in product pricing policies by the Company, its competitors or its customers, market conditions in the industry and the general state of the securities market. In addition, the stock prices of many technology companies fluctuate significantly for reasons that may be unrelated or disproportionate to operating results. These fluctuations, as well as general economic, political and market conditions such as recession or international instability, may adversely affect the market price of the Notes and the Common Stock.


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

ITEM 2.     CHANGES IN SECURITIES

   On August 4, 1997, the Company's Certificate of Incorporation was amended to effect a 3-for-2 stock split to shareholders of record on August 5, 1997. The split was effective on August 26, 1997.

   During the third quarter of 1997 the Company raised $115 million (less discounts, commissions and expenses of approximately $3.1 million) from a private placement to qualified investors of subordinated convertible notes due 2004 with a 4% coupon (the "Notes"). The Notes are convertible to shares of the Company's Common Stock at a price of $40 per share.

   On July 14, 1997, the Company issued an aggregate of 702 shares to employees who are not "affiliates" (as that term is defined in SEC Rule 144) pursuant to an employee benefit plan. The shares were issued without registration in reliance on Section 4(1) of the Securities Act, as interpreted in Release 33-6188 and Release 33-6281.

   On July 15, 1997 and August 27, 1997, the Company issued an aggregate of 2,037 shares of Common Stock to independent sales representatives for aggregate cash consideration of $4,384 pursuant to warrants issued in 1990. The shares were issued without registration in reliance on SEC Rule 701.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On July 17, 1997, the Company held its annual meeting of shareholders, at which the following matters were submitted to shareholder vote:

Election of Directors:

Robert S. Pepper          For:              12,676,163       Against:          16,417
Thomas J. Connors         For:              12,684,763       Against:           7,817
Paul Gray                 For:              12,681,363       Against:          11,217
Martin Jurick             For:              12,684,979       Against:           7,601
Henry Kressel             For:              12,679,463       Against:          13,117
Joseph P. Landy           For:              12,355,063       Against:         337,517


Ratification of Appointment of Arthur Andersen LLP as auditor:

For:12,672,558
Against:         4,138
Abstain:       14,234



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits -

4.1 - Indenture dated as of August 15, 1997 between the Company and State Street Bank and Trust Company of California (National Association) as Trustee.*
4.1 - Form of 4% Convertible Subordinated Note due 2004*
4.3 - Registration Rights Agreement*
27.1--Financial Data Schedule, September 28, 1997

*Incorporated by reference to Registrant's Registration Statement on Form S-3 filed October 15, 1997.

(b)Reports  on  Form 8-K - Announcement of Intention to Issue Notes, August 14,
1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   LEVEL ONE COMMUNICATIONS, INCORPORATED



Date: November 12, 1997 By: /S/ ROBERT S. PEPPER
   Robert S. Pepper, Ph.D.
   Chairman of the Board of Directors,
   President and Chief Executive Officer
   (Principal Executive Officer)


Date: November 12, 1997 By:   /S/ JOHN KEHOE  John Kehoe
   Vice President and Chief Financial Officer
   (Principal Financial Officer)

[DATE]

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE] 3-MOS

[FISCAL-YEAR-END]          DEC-30-1996

[PERIOD-END]                         SEP-28-1997

[CASH]                  117,849
[SECURITIES]                                  21,053
[RECEIVABLES]                    28,991
[ALLOWANCES]                         256
[INVENTORY]                                  23,115
[CURRENT-ASSETS]                  196,291
[PP&E]                    30,379
[DEPRECIATION]                    23,528
[TOTAL-ASSETS]                  258,856
[CURRENT-LIABILITIES]                    28,180
[BONDS]                   115,000
<PREFFERRED-MANDATORY>                             0
[PREFERRED]
0
[COMMON]                    85,780
[OTHER-SE]                    27,100
[TOTAL-LIABILITY-AND-EQUITY]          258,856
[SALES]                     42,437
[TOTAL-REVENUES]                     42,437
[CGS]                     17,653
[TOTAL-COSTS]                     17,653
[OTHER-EXPENSES]                     17,431
[LOSS-PROVISION]                             0
[INTEREST-EXPENSE]                          514
[INCOME-PRETAX]                       8,061
[INCOME-TAX]                      2,660
[INCOME-CONTINUING]                      5,401
[DISCONTINUED]                             0
[EXTRAORDINARY]                             0
[CHANGES]                             0
[NET-INCOME]                      5,401
[EPS-PRIMARY]           ---
[EPS-DILUTED]                        .25




                                           S-1



