Form 10-K
period 1997-12-28
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1998-03-27
CIK 908985

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       FORM 10-K
 (MARK ONE)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 28, 1997

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

        Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's common stock held by nonaffiliates as of March 1, 1998, was $885,726,998.

        The number of shares outstanding of the Registrant's only class of common stock as of March 1, 1998, was 20,576,916 shares of no par value common stock.


                                    PART I

ITEM 1.   BUSINESS

      Level One Communications, Incorporated (''Level One'' or ''the Company'')
was  incorporated  in  1985  under the laws of the state  of  California.   The
Company has operations in the United States, Europe and Asia.

      Level One designs, develops and markets mixed-signal application specific standard product (''ASSP'') integrated circuits for high-speed digital signal transmission and networking connectivity to systems that transport information, within an office or around the world. Such systems connect to local area networks ("LANs"), wide area networks ("WANs") and public telephone transmission networks. LANs, WANs, and telephone transmission networks make possible such activities as the use of intra-enterprise networking ("intranets") and the use of the Internet and World Wide Web.

      Level One ASSPs transmit, regenerate and receive digitized voice, data, and video signals using a wide variety of protocols. Because these products both transmit and receive signals, they are called "transceivers". All networks, LAN, WAN, and telephone transmission, require transceivers. Level One combines its strengths in analog and digital circuit design with its communications systems expertise to produce mixed-signal solutions with increased functionality and greater reliability, resulting in lower total system cost.

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

PRODUCTS AND APPLICATIONS

      Level One develops and sells advanced ASSPs and custom derivatives that provide silicon connectivity solutions and achieve improved integration of functions. The Company's current products address the needs of two primary segments of the communications connectivity market: the networking market and the telecom market.

      NETWORKING PRODUCTS

      Level One's networking products address the rapid evolution of the LAN networking connectivity markets. For these markets, Level One produces Ethernet and Fast Ethernet transceivers, single chip quad Ethernet repeaters, managed Ethernet repeaters, and integrated transceiver solutions.
      Local  Area  Networks  address  the  need  to  share  information   among
individuals and workgroups within a building or campus environment. The dominant networking standard in the LAN environment is Ethernet, commonly implemented over a twisted pair copper wire environment utilizing a 10 megabits per second transmission standard. Fast Ethernet products enable transmissions of up to 100 megabits per second over twisted pair copper wiring. Emerging 1-Gigabit per second Ethernet standards are aimed at the same copper infrastructure as the Fast Ethernet products. These high speed LANs are expected to be catalysts for a variety of new graphics, video, multimedia, and network management applications.

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

      Level One repeater and network management products include cascadeable quad repeater hub chips, with integrated, filter technology. These chips allow development of low cost, multiport managed and unmanaged Ethernet repeater hub systems. Level One also produces a family of remote network management devices which incorporate a Media Access Controller and support for Simple Network Management Protocol ("SNMP") and Remote Monitoring ("RMON"). The Company also has a single chip solution optimized for hybrid switching systems. During 1997, Level One introduced the LXT970 Fast Ethernet 10/100 transceiver, and shipped in excess of 4 million units.

      As the LAN market experiences broad based growth, there is increased demand for compatible protocols and standards to allow LAN/WAN interoperability and management as well as for silicon technology addressing the convergence of the two markets. Level One products service these evolving market needs.

      TELECOM PRODUCTS

      Level One's telecom products service the growing demand for high-speed digital signal transmission utilizing the industry-wide specifications referred to as ''T1'' in North America, and ''E1'' in Europe, Asia and much of the rest of the world. T1 systems transmit 1.544 million bits per second and E1 systems transmit 2.048 million bits per second. Level One's products also address the transmission service known as ''Fractional T1,'' in which users can access multiple 64kbs sub-channel rates of T1.

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

      Intranets and WANs connect individuals and workgroups over longer distances than LANs, using telephone company transmission lines rather than intraoffice wiring. WAN system products that incorporate Level One devices include routers, digital modems, multichannel Access Multiplexers, lottery and point-of-sale terminals. The rapid growth of high bandwidth, low cost digital access services has increased the demand for business and consumer use of WANs. Along with the growth of the Internet and on-line services, WAN equipment markets have experienced significant growth in recent years.

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

      The Company expects that HDSL, together with successor and derivative technologies, will continue to play an important role in the communications infrastructure. Emerging DSL technologies ("xDSL") include high speed Internet access and residential broadband. The Company plans to address these markets with current and future DSL products. Since 1996 the Company has shipped Subrate HDSL or Multi-Rate Digital Subscriber Line ("MDSL") chipsets to selected customers, and formally announced the product in February 1997. MDSL is currently used for Internet access and digital pair gain, primarily for commercial customers. In the future MDSL is expected to also be used for wireless base stations and video conferencing.

      Level One produces fully integrated T1/E1 quad receivers, which are incorporated into telephone company maintenance and performance monitoring equipment. Level One's LXT360, LXT361, LXT350 and LXT351 integrated T1/E1 transceivers are aimed at developers of Sonet/SDH multiplexers, digital loop carriers, and residential broadband access systems. These products permit OEM customers to develop a single board design that meets both T1 and E1 standards. The chips are designed to operate over poor quality or "noisy" lines.

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

      During 1997, Level One and its strategic partners were instrumental in the development of the standards for two new technologies: HDSL-2, which is repeaterless T1 transmission on a single pair of copper wires, and Gigabit Ethernet on copper wire for the networking market. Both standards have received preliminary approval by their respective standards bodies.

      Level One has from time to time entered into investment, development or license agreements with third parties to broaden the Company's product and technology offerings. Level One has also in the past entered into strategic alliances with consortia of industry leaders to develop communications products, such as the Company's HDSL chipsets. The Company may in the future enter into such arrangements when appropriate opportunities arise.

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

      The Company maintains six regional sales offices in the United States. In addition, there are 23 sales representatives or distributors of the Company's products. Internationally, Level One has six sales offices along with 30 sales representatives or distributors operating in 46 countries.

RESEARCH AND DEVELOPMENT

      The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 28, 1997, Level One had 124 full-time employees engaged in research and development. The Company currently anticipates that it will increase research and development staffing levels in 1998. Expenditures for research and development in 1997, 1996, and 1995 were approximately $30.4 million, $22.0 million, and $17.1 million, respectively. These expenditures exclude one-time charges for purchased research and development of $2,500,000 and $750,000 related to acquisitions in 1996 and 1995, respectively.

      The Company released six new products during 1997, consisting of three networking products and three telecom products. A portion of the Company's research and development resources may be used to enhance existing products and to move to smaller geometries on larger wafers to improve product costs.

MANUFACTURING

      FOUNDRIES

      Level One uses independent silicon foundries to fabricate its wafers. This approach enables the Company to concentrate its resources on design and test and allowing it to eliminate the cost associated with owning and operating a fabrication facility.

      The Company's primary wafer needs are supplied by six foundries; however, the Company may, from time to time, qualify other foundries. Except where the Company has contracted for long-term wafer supplies, the Company's suppliers generally are not obligated to supply, nor is the Company obligated to purchase, any minimum amount of wafers. Such suppliers generally agree on production schedules based on purchase orders and forecasts. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. At December 28, 1997, the Company had provided an aggregate of $20.6 million in capital equipment financing and/or cash deposits to these foundries to obtain committed foundry capacity. During the first quarter of 1998, the Company paid an aggregate $1.3 million in additional deposits per its agreements. There are no additional deposits due under the Company's existing foundry agreements.
      From time to time, foundries supplying the Company may experience wafer yield problems or capacity constraints which can result in wafer delivery delays, and the Company may need to locate an alternative source of supply for wafers. The Company has experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, forcing the Company to transfer products to a new foundry. Although the Company believes it can meet customer demand, there can be no assurances that unforeseen demand or supply disruptions will not have a material negative impact on the Company's business.

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

      Effective January 30, 1997, Level One was registered by Underwriters Laboratory as complying with the requirements of ISO 9001.

BACKLOG

      As of December 28, 1997, the Company's total backlog scheduled to be shipped was approximately $70.9 million, as compared to backlog of approximately $32.6 million at December 29, 1996. A portion of the orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company limits its reported backlog to those orders expected to ship within the next six months.

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

PATENTS AND LICENSES

      Level One has 28 United States patents that expire from 2009 to 2017, 30 pending U.S. patent applications, 10 pending international patent applications, and two issued international patents. All of Level One's products are covered by at least one Level One patent. The Company has 31 U.S. mask work registrations on its products. Level One owns seven registered trademarks or servicemarks. The Company has initiated a patent infringement suit against one of its competitors relating to two of the Company's patents. See "Legal Proceedings".

      Level One has entered into various license agreements for product or technology exchanges. In general, these licenses are to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

EMPLOYEES

      As of December 28, 1997, the Company had 559 employees. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

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

      The Company is also dependent upon third-party assembly companies that package or test the Company's devices. The Company depends upon these suppliers to produce products in a timely manner and at competitive prices. The Company may sustain an adverse financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.

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

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL

      The Company is currently experiencing a period of significant growth which has placed, and could continue to place, a significant strain on the Company's personnel and other resources. The Company's ability to manage its growth effectively will require continued expansion and refinement of the Company's operational, financial, management and control systems, as well as a significant increase in the Company's development, testing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. The Company's success also depends to a significant extent upon its ability to retain and attract key personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain and attract key personnel. If the Company's management is unable to manage growth effectively, maintain the quality and marketability of the Company's products and retain, hire and integrate key personnel, the Company's business, financial condition and results of operations could be materially adversely affected.
INTELLECTUAL PROPERTY

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

INTERNATIONAL OPERATIONS

Due to its reliance on international sales and foreign third-party manufacturing and assembly operations, the Company is subject to the risks of conducting business outside of the United States including government regulatory risks, political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results. The recent economic downturn in several Asian countries has not affected the Company in a material way, but there can be no assurances that continued economic problems in Asia or any other region of the world will not affect the Company.

INCREASED LEVERAGE

As a result of the Company's sale in August and September 1997 of its 4% Convertible Subordinated Notes due 2004 (the "Notes"), the Company has incurred approximately $115.0 million in additional indebtedness which increases the ratio of its long-term debt to its total capitalization from 3.0%, at June 29, 1997, to 48.8%, at December 28, 1997. As a result of this increased leverage, the Company's interest obligations will increase substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements.

VOLATILITY OF NOTES AND STOCK PRICE

Economic and other external factors, many of which are beyond the control of the Company, may have a significant impact on the Company's business and on the market price of its Notes and the Common Stock. Such factors include, without limitation, fluctuations in product revenue and net income of the Company or its competitors, shortfalls in the Company's operating results from levels forecast by securities analysts, announcements concerning the Company, its competitors or customers, announcements of technological innovations by the Company, its competitors or its customers, the introduction of new products or changes in product pricing policies by the Company, its competitors or its customers, market conditions in the industry and the general state of the securities market. In addition, the stock prices of many technology companies fluctuate significantly for reasons that may be unrelated or disproportionate to operating results. These fluctuations, as well as general economic, political and market conditions such as recession or international instability, may adversely affect the market price of the Notes and the Common Stock.

ITEM 2.   PROPERTIES

      The Company's principal facilities are in two separately leased buildings in an office park in Sacramento, California. The two leases relate to buildings with 87,000 square feet of space and 51,000 square feet of space, and expire in 2008 and 2006, respectively. The Company has entered into leases for additional space currently under construction. These leases relate to buildings with 24,100 square feet of space and 139,500 square feet of space, respectively, and terminate in 2013.

      The Company also leases approximately 11,000 square feet for the operations of San Francisco Telecom under a lease that is scheduled to expire in 2000. The Company also leases small office facilities for the operation of its design centers and for its domestic and international sales offices.

      The Company believes these facilities are adequate for its current and immediately foreseeable level of operations.

ITEM 3.   LEGAL PROCEEDINGS

      On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet system products. The suit seeks damages and injunctive relief. Seeq has denied the allegations. On January 21, 1998, the Court denied Seeq's motion to declare claims of the Level One patents invalid. The Court also permitted Seeq to amend its counterclaim to include a claim that certain of the Company's products infringe Seeq's U.S. Patent 5,504,738; the Company has denied these allegations. Trial is set for August 1998. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company.

      There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the 1997 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
                          PRICE RANGE OF COMMON STOCK

      The Company's Common Stock has been traded on the NASDAQ National Market System under the symbol LEVL since its initial public offering on August 19, 1993 at $7{9}/{16} per share (rounded to the nearest {1}/{16}). The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices of the Common Stock as reported by NASDAQ National Market System (rounded to the nearest {1}/{16}). The Company's fiscal year ends on the Sunday nearest to the calendar year end in each year.

In July 1997, the Board of Directors authorized a 3 for 2 stock split, which was effective on August 26, 1997. All common stock amounts and per share amounts have been retroactively adjusted to reflect the stock split. On February 23, 1998, the Company announced that it had approved a 3-for-2 stock split effective March 30, 1998, to shareholders of record on March 9, 1998. Common stock amounts and per share data included in the Company's reports filed prior to March 30, 1998 do not reflect the effect of this split.

                               Year                                          High                      Low
                1997
                      Fourth Quarter                                          $47                    $25{7}/{8}
                      Third Quarter                                         $39{3}/{8}                $24 1/2
          Second Quarter                                                   $26{11}/{16}             $14{11}/{16}
          First Quarter                                                      $24 1/2                   $19
                1996
                      Fourth Quarter                                          $25                   $17{7}/{8}
                      Third Quarter                                        $19{ 11}/{16}            $10{13}/{16}
          Second Quarter                                                    $20{5}/{16}             $12{13}/{16}
          First Quarter                                                     $24{3}/{16}              $11{3}/{16}

      On March 1, 1998, the closing sale price for the Company's Common Stock was $44{15}/{16} per share. As of March 1, 1998, there were approximately 178 holders of record of the Company's Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    AS OF FISCAL YEAR END
(IN THOUSANDS)                            1997             1996             1995            1994            1993
BALANCE SHEET DATA:
   Cash and cash equivalents               $  25,234         $ 20,251         $ 21,628         $ 9,260
$15,141
   Working capital                           166,239           50,871           50,834          48,231          21,605
   Total assets                              277,697          112,102          100,801          71,628          33,060
   Long-term obligations (less
      current portion)                       117,475            3,806            4,463             361           2,431
   Shareholders' equity                      123,445           95,581           78,965          63,309
23,910


                                                                 FISCAL YEAR
(IN THOUSANDS, EXCEPT PER SHARE           1997             1996             1995            1994
      1993
DATA)
Statement of Income Data:
  Revenues                                  $156,262         $111,987         $ 78,018        $ 46,825        $
25,984
  Cost of sales                               65,299           48,477           33,300          18,785           9,782
  Gross margin                                90,963           63,510           44,718          28,040          16,202
  Operating expenses:
     Research and development (1)             30,398           24,505           17,857           9,956
5,934
     Sales and marketing                      23,978           16,589           11,372           6,772           4,102
     General and administrative               10,212            6,741            5,752           3,424
1,936
         Total operating expenses             64,588           47,835           34,981          20,152
11,972
  Operating income                            26,375           15,675            9,737           7,888           4,230
  Net interest and other income (2)            2,263            2,293            2,064           1,440              12
  Provision for income taxes                   9,447            6,755            1,543           1,323             503
  Net income                               $  19,191          $11,213          $10,258         $ 8,005         $ 3,739
  Basic earnings per share                $     0.95        $    0.58        $    0.54        $   0.43        $   0.25
Diluted earnings per share                $     0.89        $    0.55        $    0.51       $    0.40        $   0.23

(1)Includes one-time charges for research and development relating to the acquisitions of Silicon Design Experts, Inc., in 1996 of $2,500,000, and San Francisco Telecom, Inc., in 1995 of $750,000.

(2)A one-time gain relating to the sale of a portion of a minority interest in Maker Communications, Inc., of $675,000, is included in 1996.

                     SELECTED QUARTERLY FINANCIAL DATA

        Fiscal 1997 Quarters                           Fiscal 1996 Quarters
(IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:              FIRST       SECOND       THIRD      FOURTH
FIRST     SECOND       THIRD      FOURTH
  Revenues                              $30,107      $32,642     $42,438     $51,075    $27,542     $27,479
$27,363     $29,603
  Cost of sales                          12,900       13,566      17,653      21,180     11,588      11,521
11,756      13,612
                     Gross margin        17,207       19,076      24,785      29,895     15,954      15,958
15,607      15,991
  Operating expenses:
       Research and development           6,341        6,738       8,135       9,184      5,675       5,739
5,249       7,842
       Sales and marketing                4,299        4,754       6,470       8,455      4,001       3,989
4,219       4,380
      General and administrative          1,802        2,221       2,826       3,363      1,766       1,765
1,595       1,615
         Total operating expenses        12,442       13,713      17,431      21,002     11,442      11,493
 11,063      13,837
  Operating income                        4,765        5,363       7,354       8,893      4,512       4,465
4,544       2,154
  Net interest and other income             366          492         708         697        392         349
1,084         468
  Provision for income taxes              1,674        1,932       2,661       3,180      1,618       1,590
1,857       1,690
     Net income                        $  3,457     $  3,923     $ 5,401     $ 6,410     $3,286      $3,224
$3,771     $   932
      Basic earnings per share        $    0.17    $    0.19    $   0.27    $   0.31    $  0.17     $  0.17     $
0.19     $  0.05
      Diluted earnings per share      $    0.17    $    0.18    $   0.25    $   0.29    $  0.16     $  0.16     $
0.18     $  0.05





ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      Since its inception, the Company has designed, developed and marketed application specific standard product ("ASSP") integrated circuits and custom derivatives for the telecom and networking markets. Volume shipments of its initial ASSPs began in 1989. Since that time, the Company has experienced significant increases in sales as its mixed-signal integrated circuits have gained market acceptance. The Company's annual revenue compound growth rate has been 101% since 1990. The Company first achieved profitable operations in the quarter ended March 28, 1992 and has been profitable in each subsequent quarter.

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

      This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. See "Factors that May Affect Future Results".

RESULTS OF OPERATIONS

      REVENUES: Revenues for 1997 increased to $156.3 million from $112.0 million in 1996 and $78.0 million in 1995. The continued growth in revenues is due to the successful introduction of new products and increased sales of existing products to customers in the Company's two target market segments - telecom and networking. In 1997 and 1995, no single customer accounted for more than 10% of revenues. In 1996, sales to Hewlett-Packard were 11.2% of total sales.

      Export sales, primarily consisting of sales to Canada, Europe, and Asia, were 35% of revenues in 1997, 39% in 1996 and 33% in 1995. All sales were in U.S. dollars, thereby eliminating any foreign currency impact on revenues and net income. The dollar increase in international sales is attributable to increased sales to foreign manufacturing facilities and subcontractors of domestic customers and the Company's increased international marketing and sales efforts.

      ROYALTIES,   LICENSES  AND  NON-RECURRING  ENGINEERING
REVENUE: The Company has entered into development agreements with certain customers relating to customer-specific applications, as well as license agreements with certain semiconductor manufacturers. Revenue is not recognized for non-recurring engineering ("NRE") contracts until contract milestones are met, although expenditures associated with the contract are expensed as incurred. During 1997, the Company had $56,000 in revenues from NRE contracts versus $398,000 in 1996 and $289,000 in 1995. In
1997, the Company received royalties of $987,000. In 1996 and 1995, royalties were $197,000 and $312,000, respectively.

      The Company believes future revenue growth will depend on the success and timing of new products along with continued sales growth of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins may precede volume sales by six months or more. No assurance can be given that any design win will result in future revenues.

      GROSS MARGIN: The following table sets forth the Company's product sales and product gross margin:

(DOLLARS IN THOUSANDS)                           1997               1996               1995
Product                      Sales           $155,219           $111,392            $77,417
<ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis>.
Cost of product sales<ellipsis><ellipsis>      65,299             48,477             33,300
<ellipsis><ellipsis><ellipsis>.
Gross margin                                $  89,920          $  62,915            $44,117
Gross margin % product                          57.9%              56.5%              57.0%
sales<ellipsis><ellipsis>..

      Product  gross margin is affected by several
factors, including average selling prices, the mix
between older and  newer  products, test equipment
utilization, manufacturing  yields, timing of cost
reductions   and  the  mix  between   direct   and
distributor  sales.    Margins   on  domestic  and
international  sales  are similar.   Beginning  in
1996, certain engineering  costs  associated  with
product   cost   reduction   efforts   were   more
appropriately  allocated  to cost of product sales
rather than research and development.  This caused
margins to decline by approximately 2.0 percentage
points  in  1996,  while  reducing   research  and
development expense a similar amount.   There  was
no net impact on operating profit.

      RESEARCH   AND  DEVELOPMENT:   Research  and
development ("R&D") expenses were $30.4 million in
1997, $24.5 million  in  1996 and $17.9 million in
1995.  As a percent of revenues, R&D expenses were
19.5%, 21.9%, and 22.9% in  1997,  1996  and 1995,
respectively.   In  1996,  R&D expense included  a
one-time   charge  for  purchased   research   and
development   of   $2.5  million  related  to  the
acquisition of Silicon  Design  Experts,  Inc.  In
1995, R&D expense included a one-time charge   for
purchased research and development of $750,000 associated with the acquisition of San Francisco
Telecom, Inc. Excluding one time charges, R&D expense as percent of revenues was 19.6% and 21.9% for 1996 and 1995, respectively. As previously stated in the gross margin section, in 1996 the Company began accounting for engineering costs associated with product cost reduction efforts in cost of product sales, rather than R&D.

      SALES  AND MARKETING:  Sales  and  marketing
expenses were $24.0 million in 1997, $16.6 million
in 1996 and $11.4  million  in 1995.  As a percent
of  revenue,  sales  and marketing  expenses  were
15.3%, 14.8% and 14.6%  in  1997,  1996  and 1995,
respectively.    The   increases   in   sales  and
marketing expenses are largely due to increased sales, sales support and application engineering headcount and associated expense increases. The
Company has also increased its international sales offices and support staff.

      GENERAL  AND  ADMINISTRATIVE:   General  and
administrative expenses increased to $10.2 million in 1997 from $6.7 million in 1996 and $5.8 million in 1995. As a percentage of revenue, expenses were 6.5% in 1997, compared to 6.0% in 1996 and 7.4% in 1995. The expense increases in dollars are primarily attributable to additional headcount and associated expenses due to the Company's growth.

      NET INTEREST AND OTHER INCOME:  The  Company
earns  interest  on  its  cash and investments and
incurs   interest  expense  on   its   convertible
subordinated  notes  and on lease obligations used
to   finance  certain  capital   equipment.    Net
interest  and  other  income for 1997 and 1996 was
$2.3  million versus $2.1  million  in  1995.   In
1996, other income included a one-time gain of $675,000 from the sale of a portion of the Company's investment in Maker Communications.

      PROVISION FOR INCOME TAXES:   The  Company's
effective income tax rate was 33.0% for 1997.   In
1996  and  1995,  the effective rate was 37.6% and
13.1%.   For  a reconciliation  of  the  Company's
effective tax rate to the statutory federal tax rate, see Note 6 of Notes to Financial Statements.




LIQUIDITY AND CAPITAL RESOURCES

      During the years ended 1997,  1996 and 1995,
the  Company  financed  its  operations  primarily
through  cash  flows  from operations and existing
cash  and investment balances.  During  the  third
quarter  of  1997  the Company raised $115 million
(less  discounts,  commissions   and  expenses  of
approximately   $3.5   million)  from  a   private
placement to qualified investors of subordinated convertible notes due 2004 with a 4% coupon.
Working capital as of December 28, 1997, was $166.2 million.

      The Company's principal sources of liquidity
as  of  December  28,  1997,  consisted of  $137.8
million in cash and short-term investments and $10.0 million available under the Company's line of credit. As of December 28, 1997, the Company had no outstanding balance under this line of credit.

      During  1997, the  Company  generated  $25.3
million of cash  from  its operating activities as
compared to $22.5 million in 1996 and $7.5 million
in  1995.   In  1997,  trade  accounts  receivable
increased by $12.4 million  due to increased sales
levels.  Inventories increased by $16.1 million to
$26.1  million  at  the  end  of  1997.   Days  of
inventory on hand were 111 days at the end of 1997. Current liabilities increased $24.1 million from year end 1996 to 1997.

      During   1997,   1996,   and   1995,   total
expenditures  for  capital  equipment  were  $17.0
million,   $9.8  million,   and   $10.0   million,
respectively.    The  expenditures  in  each  year
consisted  primarily   of   equipment   used   for
designing and testing products. Included in the total capital expenditures were amounts of $0.7 million in 1996 and $4.8 million in 1995 for equipment financed by capital leases.

      The Company's current wafer requirements are
supplied primarily by six foundries.  During 1995,
the Company entered into five-year agreements with
three  of  its  suppliers  for  committed  foundry
capacity  in  consideration of equipment financing
or  cash  deposits.  At  December  28,  1997,  the
Company had provided an aggregate of $20.6 million
in  capital   equipment   financing   and/or  cash
deposits to these foundries to obtain committed foundry capacity. During the first quarter of 1998, the Company paid an aggregate $1.3 million in additional deposits per its agreements. There are no additional deposits due under the Company's existing foundry agreements.

      The  Company expects  to  finance  its  1998
capital equipment requirements using a combination
of  cash  and   equipment  leasing.   The  Company
believes  that  its   existing   cash   resources,
combined  with  cash  generated  from  operations,
equipment lease management, and its line of credit
will  be  sufficient  to  meet the Company's  cash
requirements through the end  of  1998.   However,
the Company may from time to time seek additional equity or debt financing as a result of the capital intensive nature of the semiconductor industry.

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

                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE
REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

      The executive officers and directors of the Company and their ages as of March 1, 1998, are as follows:

             NAME                        AGE                  POSITION WITH THE COMPANY
Robert S. Pepper, Ph.D.                  62          President, Chief Executive Officer
                                                     and Chairman of the Board of Directors
John Kehoe                               52          Senior Vice President and Chief Financial
                                                     Officer
Daniel S. Koellen                        40          Vice President, Quality and Reliability
George A. Papa                           49          Vice President, Worldwide Sales
Michael A. Ricci                         42          Vice President, Telecom
Michael R. Wodopian                      45          Vice President, Business Development and
                                                     Strategic Planning
Manuel D. Yuen                           57          Vice President, Operations
Thomas J. Connors(1)(2)                  68          Director
Paul Gray, Ph.D.                         55          Director
Martin Jurick (2)                        60          Director
Henry Kressel, Ph.D.(2)                  64          Director
Joseph P. Landy(1)                       36          Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

      Dr.  Pepper  joined the Company in July 1986
as  President,  Chief   Executive  Officer  and  a
director.  He  became Chairman  of  the  Board  of
Directors in January  1993.  From 1979 until 1984,
Dr. Pepper was Vice President  and General Manager
of  the  Solid State division of RCA  Corporation.
Prior to joining RCA, Dr. Pepper had spent over 15
years  in the  semiconductor  industry,  including
positions as Vice President and General Manager of
the Semiconductor Division at Analog Devices, Inc.
Dr. Pepper  holds  B.S., M.S. and Ph.D. degrees in
Electrical  Engineering  from  the  University  of
California at Berkeley.
      Mr. Kehoe joined the Company in October 1995
as Vice President and Chief Financial Officer.  In
November 1997,  Mr.  Kehoe was elected Senior Vice
President.   Immediately   prior  to  joining  the
Company Mr. Kehoe served as  Senior Vice President
and  Chief  Financial Officer for  Focus  Surgery,
Inc., a medical  device manufacturer. From 1992 to
1993  he served as  Vice  President,  Finance  and
Chief Financial  Officer  for  Celeritek,  Inc., a
microwave  systems company.  From 1989 to 1992  he
served  as  Vice   President,  Finance  and  Chief
Financial  Officer  of  Poqet  Computer  Corp.,  a
computer manufacturer.  Prior to 1989 he worked in
various   financial   and   CFO    positions   for
approximately   14   years  with  high  technology
companies, including Texas Instruments. Mr. Kehoe holds an MBA from Fordham University and a BBA from Manhattan College.

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

Mr. Ricci joined the Company in August 1997.
Prior to joining the Company, Mr. Ricci was Director of Wireless Communication at Advanced
Micro Devices. Prior to this role, Mr. Ricci held the position of Director, Desktop Networking, at AMD. Mr. Ricci worked at AMD for 17 years. Prior to AMD Mr. Ricci worked at Siliconix, Inc. in the communications area for two years.

Mr. Wodopian joined the Company in January 1998.
Prior to joining Level One, Mr. Wodopian spent over 16 years at Advanced Micro Devices, most recently as the Director of Marketing for the Communications Products Division. Prior to that, he spent four years at AMD's European headquarters as Director of Marketing for Europe. During the balance of his tenure at AMD, he served in a variety of program management and field applications roles. Prior to working at AMD, Mr.
Wodopian was responsible for microprocessor based system level designs for the process control and aerospace industries.

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

      Mr.  Connors  has  been  a director  of  the
Company since April 1991. Since  1980, Mr. Connors
has  been  the  principal  of TJC Investments,  an
independent  consulting  firm   that   works  with
companies   in   the   semiconductor  and  related
industries. Previously,  Mr.  Connors was employed
by Motorola, Inc., where he last  served  as  Vice
President and General Manager of the Semiconductor
Division.  Mr.  Connors  is  also  a member of the
Board      of     Directors     of     SGS-Thomson
Microelectronics, Inc., a wholly-owned subsidiary of SGS-N.V.

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

      Dr. Kressel  has  been  a  director  of  the
Company since August 1987. Since 1985, Dr. Kressel
has  been  a  Managing  Director  at E.M. Warburg,
Pincus  & Co., LLC (''EMW''), an investment  firm,
where he  has  been  employed since 1983. Prior to
joining EMW, Dr. Kressel  spent  20  years  at RCA
Laboratories,   where   he  became  a  Staff  Vice
President. Dr. Kressel is  also  a  member  of the
Board   of   Directors  of  IA  Corporation,  Nova
Corporation,    Maxis,     Inc.,    and    Trescom
International.

      Mr. Landy has been a director of the Company
since January 1991.  Since January 1994, Mr. Landy
has served as a Managing Director at EMW, where he
has  been employed since 1985.  Prior  to  joining
EMW, Mr. Landy was employed by Dean Witter Realty,
Inc., the real estate investment banking affiliate
of Dean  Witter  Reynolds,  Inc.,  as  a financial
analyst.   He  also  serves as a director of  NOVA
Corporation,  Indus International,  Inc.,  and  CN
Biosciences, Inc.

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

      Non-employee,  non-affiliated  Directors  of
the Company receive $1,800  per  day  for each day
devoted  to  Company  Board or committee meetings.
The   Company   reimburses   each   director   for
reasonable expenses  of  attending meetings of the
Board  of  Directors and any  committees  thereof.
Non-affiliated  non-employee  directors receive an
annual automatic option grant of  3,000  shares at
the  end  of  each  year.  In 1997, Warburg Pincus
Capital  Co.,  an affiliate  of  EMW,  distributed
substantially all  of its shares of Company stock.
Dr.  Kressel  and  Mr.   Landy  each  then  became
entitled  to  automatic  grants   of   options  to
purchase an aggregate of 15,000 shares vesting over five years.

SECTION   16(A)  BENEFICIAL  OWNERSHIP   REPORTING
COMPLIANCE

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The   following   table   sets   forth   the
compensation   earned   by   the  Company's  Chief
Executive Officer and the four  other highest paid
executive officers whose compensation for the 1997
fiscal    year   was   in   excess   of   $100,000
(collectively the "Named Officers").

            SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                  COMPENSATION            ALL
                                                          ANNUAL                 SECURITIES             OTHER
                                                     COMPENSATION (1)            UNDERLYING
COMPENSATION
 NAME AND PRINCIPAL POSITION       YEAR         SALARY ($)         BONUS ($)
OPTIONS (#)            ($)(2)
Robert S. Pepper, Ph.D.            1997                325,846          583,554           390,000
2,794
        President,      Chief      1996                296,923          185,382            90,000              6,276
Executive
     Officer  and Chairman of      1995                220,000           97,172               ---              4,280
the
    Board
John Kehoe                         1997                186,056          201,859            80,000              1,617
    Senior Vice President and      1996                153,182           81,508            30,000
1,800
    Chief Financial Officer        1995                 27,115           12,500           105,000                ---
George Papa                        1997                142,697          142,350           105,000             17,116
    Vice President, Worldwide Sales
Manuel D. Yuen                     1997                158,711           81,741            22,050              1,376
         Vice      President,      1996                142,654           28,028            37,950              2,811
Operations
                                   1995                119,674           16,846            49,500              2,443


Daniel S. Koellen                  1997                135,740           61,434             6,000              1,253
    Vice President, Quality &      1996                120,042           30,726            47,250
3,283
    Reliability                    1995                106,292           15,227            34,650              3,120

  (1) Annual compensation amounts include amounts deferred at the election of the Named Officer pursuant to the Company's 401(k) plan.

(2) Other compensation represents the Company's 401(k) matching contributions, and, in the case of Mr. Papa, an automobile allowance.

      OPTION GRANTS IN LAST  FISCAL YEAR AND YEAR-
END OPTION VALUES

      The  following  table  sets   forth  certain
information concerning grants of stock  options to
each of the Named Officers during the fiscal  year
ended  December  28, 1997. The options listed were
granted under the  1993 Option Plan. In accordance
with  the  rules of the  Securities  and  Exchange
Commission, also shown is the potential realizable
value based  on  the  assumed rates of stock price
appreciation of 5% and  10%,  compounded annually,
from the date the option was granted over the full
option  term.  These  amounts  represent   certain
assumed rates of appreciation only and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock.






        OPTION GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS                Potential Realizable
                                                                                                 Value at Assumed
                             Number of       % of Total                                           Annual Rates of
                            Securities         Options                                              Stock Price
                            Underlying       Granted to         Exercise                         Appreciation for
                              Options       Employees in          Price        Expiration         OPTION TERM
(1)
              NAME        GRANTED (#)      FISCAL YEAR      ($/SHARE)           DATE         5%
($)         10% ($)
Robert S. Pepper, Ph.D.         225,000             13.9           15.54          4/4/07      2,199,932
5,575,498
                                165,000             10.2           28.13        12/18/07      2,918,464      7.392,961
John Kehoe                       45,000              2.8           15.54          4/4/07        439,986      1,115,099
                                 35,000              2.2           28.13        12/18/07        619,068      1,568,840
Manuel D. Yuen                   22,050              1.4           15.54          4/4/07        215,593
546,398
Daniel S. Koellen                 6,000               .4           15.54          4/4/07         58,664        148,679
George Papa                     105,000              6.5           19.00         2/11/07      1,255.079
3,180,867

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

      The following table provides information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of December 28, 1997:

       AGGREGATED OPTION EXERCISES IN LAST
  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF
UNEXERCISED
                                SHARES                            UNDERLYING UNEXERCISED
IN-THE-MONEY OPTIONS
                               ACQUIRED             VALUE       OPTIONS AT FISCAL YEAR END     At
Fiscal Year End ($)(1)
                                                                            (#)
                           ON EXERCISE (#)    REALIZED($)      EXERCISABLE
UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
Robert S. Pepper, Ph.D.              85,000       2,950,397           208,034           577,500
4,907,108         6,008,744
John Kehoe                            7,500          92,624            42,000           165,500           528,498
1,692,745
Manuel D. Yuen                       56,250       2,510,218            45,487            97,763         1,047,062
      1,591,577
Daniel S. Koellen                         0               0            65,362            75,188         1,588,245
1,264,282
George Papa                               0               0                 0           105,000                 0
918,750

(1) Based upon the market price of $28.00 per share, which was the closing price per share on the NASDAQ
National Market System on the last day of the 1997 fiscal year, less the option exercise price payable per share.

ITEM   12.   SECURITY  OWNERSHIP  OF  CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

      The  following table sets forth certain
information regarding beneficial ownership of
the Company's  Common  Stock  as  of March 1,
1998,  by  (i)  each  person  (or  group   of
affiliated  persons)  known by the Company to
own  beneficially  more  than   5%   of   the
Company's  Common  Stock,  (ii)  each  of the
Company's   directors,   (iii)   each   Named
Officer, and (iv) the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named herein, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                                         SHARES BENEFICIALLY
DIRECTORS, NAMED OFFICERS AND 5% SHAREHOLDERS
 OWNED
                                                                                NUMBER                PERCENT (1)
Kopp Investment Advisors, Inc. (2)                                                    2,999,181          14.6%
   6600 France Avenue South, Suite 672
   Edina, Minnesota 55435
Robert S. Pepper, Ph.D. (3)                                                             427,283          2.0%
Thomas J. Connors (4)                                                                    70,125            *
Paul Gray (5)                                                                            34,500            *
Martin Jurick (6)                                                                        24,000            *
Henry Kressel, Ph.D. (7)                                                                 18,780            *
Joseph P. Landy (8)                                                                      32,368            *
John Kehoe (9)                                                                           57,750            *
Daniel S. Koellen (10)                                                                  106,735            *
George Papa (11)                                                                         23,527            *
Manuel D. Yuen (12)                                                                      96,274            *
All Named Officers and Directors as a group (10 persons)                                891,342          4.3%


(1)  Percent  ownership  is  based  on  20,576,916
shares of Common Stock outstanding as of March 1, 1998, plus shares issuable pursuant to options or warrants held by the person or class in question that are exercisable within 60 days after March 1, 1998.

(2)  Includes 2,873,181  shares  over  which  Kopp
Investment  Advisors,  Inc.  exercises  investment
discretion,  but  for  which  it is not the record
holder;   15,000  shares  which  Kopp   Investment
Advisors, Inc.,  owns directly; 6,000 shares owned
by Kopp Investment  Advisors, Inc., Profit Sharing
Plan;  75,000  shares  owned   by  LeRoy  C.  Kopp
Individual Retirement Plan; and 30,000 shares owned by Kopp Family Foundation.

(3) Includes 306,784 shares issuable  under  stock
options  held by Dr. Pepper exercisable within  60
days of March 1, 1998.

(4) Includes 43,125 shares issuable under stock options held by Mr. Connors exercisable within 60 days of March 1, 1998.

(5) Includes 34,500 shares issuable under stock options held by Dr. Gray exercisable within 60 days of March 1, 1998.

(6)  Includes  9,000  shares  issuable under stock
options held by Mr. Jurick exercisable  within  60
days of March 1, 1998.

(7)  Includes 993 shares held of record by Warburg
Pincus Capital Co. ("Warburg"). Dr. Kressel is a managing director of a Warburg affiliate, and disclaims beneficial ownership of such shares.

(8)    Includes  993  shares  held  of  record  by
Warburg.   Mr. Landy is a managing director  of  a
Warburg  affiliate,   and   disclaims   beneficial
ownership of such shares.

(9)    Includes 57,750 shares issuable under stock
options  held  by Mr. Kehoe exercisable within  60
days of  March 1, 1998.

(10) Includes 89,924 shares issuable under stock options held by Mr. Koellen exercisable within 60 days of March 1, 1998.

(11) Includes 21,000 shares issuable under stock options held by Mr. Papa exercisable within 60 days of March 1, 1998.

(12) Includes 76,236 shares  issuable  under stock
options  held  by  Mr. Yuen exercisable within  60
days of  March 1, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS  AND  RELATED
TRANSACTIONS

      In connection with securing a loan from
Warburg in 1992, the Company issued a warrant
to  purchase  304,119  shares  of  its common
stock  at  an  exercise  price  of $1.03  per
share.  The warrant was exercised January 16,
1997, for 289,131 shares, and the balance was
surrendered, on a net appreciation  basis, in
an   amount  equal  to  the  exercise  price.
Directors  Kressel and Landy, each of whom is
an  affiliate   of   the  entity  controlling
Warburg, disclaims beneficial  ownership, for
purposes  of  Section  16  of  the  Act   and
otherwise, of such common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

      The  Company's  Compensation  Committee
currently   consists  of  directors  Connors,
Jurick   and   Kressel.    The   Compensation
Committee    reviews    and   approves    the
compensation   of  the  Company's   executive
officers.   The  compensation  of  the  Chief
Executive Officer is subject to approval by the Board of Directors. Mr. Connors was paid
$77,400 during 1997 for consulting services rendered under an agreement with the Company, and was granted options to purchase 22,500 shares at a price of $15.54 per share, the market price on the grant date.

                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON
 FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART
OF THIS REPORT:

                                                                                              FORM 10-K
                                                                                              PAGE NO.
         1. Financial Statements:
       Report of Independent Public Accountants                                                  __
       Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996                 __
       Consolidated Statements of Income for fiscal years ended
        December 28, 1997, December 29, 1996, and December 30, 1995                              __
       Consolidated Statements of Shareholders' Equity for fiscal years ended
       December 28, 1997, December 29, 1996, and December 30, 1995                               __
       Consolidated Statements of Cash Flows for fiscal years ended December 28, 1997,
                December 29, 1996, and December 30, 1995                                         __
       Notes to Financial Statements                                                             __
       2. FINANCIAL STATEMENT SCHEDULES:
       II-Valuation and Qualifying Accounts                                                      __

      ALL OTHER SCHEDULES ARE OMITTED BECAUSE
THEY  ARE  NOT  APPLICABLE  OR  THE  REQUIRED
INFORMATION   IS   SHOWN   IN  THE  FINANCIAL
STATEMENTS OR NOTES THERETO.

      3. EXHIBITS:

             EXHIBIT
             NUMBER
       3.1*                       Amended and Restated Articles of Incorporation of the Company, as
amended.
      3.2(1)                      Bylaws of the Company, as amended.
      4.1(10)                     Indenture dated as of August 15, 1997 between the Company and State
Street Bank
                                  and Trust Company of California (National Association) as Trustee.
      4.2(10)                     Form of 4% Convertible Subordinated Note due 2004.
      10.1<circumflex><circumflex>(1) 1985 Incentive Stock Option, Nonqualified Stock Option
and Restricted Stock
                                  Purchase
                                  Plan, as amended.
      10.2<circumflex><circumflex>(9) 1993 Stock Option Plan, as amended and restated.
      10.3<circumflex><circumflex>(1) Amended and Restated Employee Stock Purchase Plan.
       10.4<circumflex><circumflex>(1) Form of Directors' Indemnification Agreement.
      10.5<circumflex><circumflex>(2) Consulting Agreement with Thomas J. Connors, as amended.
        10.6<circumflex><circumflex>(3) Consulting Agreement with Paul Gray
        10.7<circumflex>(4)       Agreement and Plan of Reorganization (San Francisco Telecom,
Inc.)
        10.8<circumflex>(5)       Foundry Agreement
        10.9<circumflex>(6)       Deposit Agreement
        10.10<circumflex>(7)      Agreement and Plan of Reorganization (Silicon Design Experts,
Inc.)
            10.11<circumflex>(8)  Amendment to Deposit Agreement
      22.1*                       Subsidiaries of Registrant. (see page S-3)
      24.1*                       Consent of Arthur Andersen LLP (see page S-4)
      25.1*                       Powers of Attorney  (see page S-1)
        27.1*                     Financial Data Schedule, December 28, 1997


(1) Incorporated by reference to Registration
Statement No. 33-65810, August 19, 1994.

(2) Incorporated  by  reference  to  No.  33-
74088, February 8, 1995.

(3) Incorporated by reference to Report on Form 10-K for the Fiscal Year Ended December
31, 1994.

(4) Incorporated by reference to Report on Form 10-Q for the Period Ended July 1, 1995.

(5) Incorporated by reference to Report on Form 10-Q for the Period Ended September 29,
1995.

(6) Incorporated by reference to Report on Form 10-K for the Fiscal Year Ended December
30, 1995.

(7) Incorporated by reference to Report on Form 10-K for the Fiscal Year Ended December
29, 1996.

(8) Incorporated by reference to Report on Form 10-Q for the Period Ended June 29, 1997

(9) Incorporated by reference to Registration
Statement No. 333-06300, September 23, 1996.

(10)    Incorporated    by    reference    to
Registration    Statement   No.    333-37957,
October 21, 1997.

  *   Filed herewith.

      <circumflex>   Confidential   treatment
granted.

<circumflex><circumflex> Indicates management
contract or compensatory plan or arrangement.

(B)   REPORTS  ON  FORM  8-K.  No reports  on
Form 8-K were filed during the fourth quarter of 1997.

             ARTHUR ANDERSEN LLP


  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Level One Communications, Incorporated:

We have audited the accompanying consolidated
balance  sheets of LEVEL ONE  COMMUNICATIONS,
INCORPORATED  (a  California corporation) and
subsidiaries  as of  December  28,  1997  and
December 29, 1996, and the related statements
of  income,  shareholders'  equity  and  cash
flows for each  of  the three fiscal years in
the period ended December  28, 1997, December
29,  1996  and  December  30,  1995.    These
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

In  our  opinion,  the  financial  statements
referred  to  above present  fairly,  in  all
material respects,  the financial position of
Level  One Communications,  Incorporated  and
subsidiaries,  as  of  December  28, 1997 and
December 29, 1996, and the results  of  their
operations  and their cash flows for each  of
the three fiscal  years  in  the period ended
December   28,   1997,  in  conformity   with
generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

      /S/ ARTHUR ANDERSEN LLP

Sacramento, California
March 13, 1998

   LEVEL ONE COMMUNICATIONS, INCORPORATED
         CONSOLIDATED BALANCE SHEETS
  December 28, 1997, and December 29, 1996

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                             1997
1996
ASSETS
          Current Assets:
               Cash and cash equivalents                            $      25,234          $       20,251
                 Short-term investments                                     112,560                  10,211
                 Trade accounts receivable, net of allowance for
                 doubtful    accounts of $343 and $156 for 1997              30,079                  17,671
                 and 1996, respectively
                 Other receivables                                            2,473                     608
                 Inventories                                                 26,118                   9,990
                 Deferred income tax benefit                                  4,050                   2,504
                 Prepaid expenses                                             2,502                   2,351
                 Total current assets                                       203,016                  63,586
                 Property and equipment, net                                 31,795                  23,676
                 Long-term investments                                       21,559                  12,440
                 Note acquisition costs                                       3,296                       -
                 Foundry deposits                                            14,000                   8,000
                 Other assets                                                 4,031                   4,400
                 Total assets                                         $     277,697           $     112,102
LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
                 Current portion of capital lease obligations                $1,201                  $1,129
                 Accounts payable                                            20,614                   4,778
                 Accrued payroll costs                                        4,591                   1,985
                 Income taxes payable                                             -                   1,338
                 Deferred distributor revenues                                2,490                     864
                 Other accrued liabilities                                    7,881                   2,621
                 Total current liabilities                                   36,777                  12,715
                 Convertible subordinated notes                             115,000                       -
                 Capital lease obligations, less current portion              2,175                   3,194
                 Deferred lease expense                                         300                     612
                 Total liabilities                                          154,252                  16,521
          Shareholders' Equity:
                 Common Stock, no par value                                  91,897                  83,230
                 Authorized - 157,500,000 shares
                 Outstanding - 20,559,374 and 19,674,341 shares for 1997 and 1996, respectively
                 Unrealized gain on available-for-sale                           18                      12
                 securities, net of tax
                 Retained earnings                                           31,530                  12,339
                 Total shareholders' equity                                 123,445                  95,581
                 Total liabilities and shareholders' equity           $     277,697           $     112,102

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
       OF THESE FINANCIAL STATEMENTS.


   LEVEL ONE COMMUNICATIONS, INCORPORATED
      CONSOLIDATED STATEMENTS OF INCOME
  For Fiscal Years Ended December 28, 1997,
  December 29, 1996, and December 30, 1995

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1997                      1996
   1995
Revenues                                        $    156,262             $    111,987              $    78,018
Cost of sales                                         65,299                   48,477                   33,300
        Gross margin                                     90,963                 63,510                 44,718
Research and development*                             30,398                   24,505                   17,857
Sales and marketing                                   23,978                   16,589                   11,372
General and administrative                            10,212                    6,741                    5,752
        Total operating expenses                         64,588                 47,835                 34,981
Operating income                                      26,375                   15,675                    9,737
Interest income                                        3,959                    1,916                    2,108
Interest (expense)                                   (1,806)                    (352)                    (157)
Other income                                             110                      729                      113
Income before provision for income taxes              28,638                   17,968                   11,801
Provision for income taxes                             9,447                    6,755                    1,543
Net income                                     $      19,191             $     11,213              $    10,258
Basic earnings per share                     $          0.95           $         0.58            $        0.54
Diluted earnings per share                   $          0.89           $         0.55            $        0.51


 *Includes one-time charges for acquisitions
    of $2,500 and $750 for 1996 and 1995,
                respectively.

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
       OF THESE FINANCIAL STATEMENTS.

   LEVEL ONE COMMUNICATIONS, INCORPORATED
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                   EQUITY
For the Fiscal Years Ended December 28, 1997,
  December 29, 1996, and December 30, 1995

                                                          Deferred                       Retained
                                          Common Stock               Compen-         Unrealized         Earnings
(IN THOUSANDS)                   Shares           Amount             sation          Gain(Loss)
(Deficit)          Total
Balance at December 31, 1994         18,722           $72,442                $                 $         $(9,132)
      $63,309
                                                                           (1)                 -
Issuance of common stock under
stock
      option and purchase plans           328               431                -                 -                -
431
Issuance of common stock upon
      exercise of warrants                  6                19                -                 -                -              19
Tax benefit of stock option                             2,418                -                 -                -
2,418
exercises
Stock issued in connection with
      acquisitions                        203             2,462                -                 -                -           2,462
Unrealized gain on available-
for-sale
      securitiess, net of tax               -                 -                -                67                -              67
Amortization of deferred
      compensation expense                  -                 -                1                 -                -               1
Net income                                -                 -                -                 -           10,258            10,258
Balance at December 30, 1995     19,259                77,772                -                67            1,126
     78,965
Issuance of common stock under
stock
      option and purchase plans           282             1,243                -                 -                -
1,243
Issuance of common stock upon
      exercise of warrants                  3                10                -                 -                -              10
Tax benefit of stock option               -             1,205                -                 -                -
1,205
exercises
Stock issued in connection with
      acquisitions                        130             3,000                -                 -                -           3,000
Unrealized loss on available-
for-sale
      securitiess, net of tax               -                 -                -              (55)                -            (55)
Net income                                -                 -                -                 -           11,213            11,213
Balance at December 29, 1996     19,674                83,230                -                12           12,339
      95,581
Issuance of common stock under
      stock option and purchase           596             3,538
3,538
      plans
Issuance of common stock under
      cashless exercise of                289                 -                                                                   -
      warrants
Tax benefit of stock option                             5,129                                                                 5,129
exercises
Unrealized gain on available-
for-sale
      securities, net of tax                                                                     6                                6
Net income                                                                                                 19,191            19,191
Balance at December 28, 1997         20,559           $91,897        $       -       $        18         $ 31,530
        $123,445

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
       OF THESE FINANCIAL STATEMENTS.

 LEVEL ONE COMMUNICATIONS, INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Fiscal Years Ended December 28, 1997,
  December 29, 1996, and December 30, 1995

(IN THOUSANDS)                                                1997                         1996                        1995
Cash flows from operating activities:
         Net income                                                $    19,191               $    11,213                $
10,258
         Adjustments to reconcile net income to net cash
             provided by operating activities:
                Depreciation and amortization                              9,714                    7,389
5,214
                Purchased research & development expenses                      -                    2,500
      750
         Changes in assets and liabilities, net of effect
         of acquisitions:
                Trade receivables                                       (12,408)                  (3,259)
(8,832)
                Other receivables                                        (1,865)                      370                     (189)
                Inventories                                             (16,128)                    5,782                   (9,268)
                Deferred income tax benefit                              (1,546)                    1,785
(977)
                Prepaid expenses                                           (466)                      236                   (1,192)
                Accounts payable and accrued liabilities                  29,119                  (3,427)
  11,684
                Deferred lease expense                                     (312)                    (133)                        97
         Net cash provided by operating activities                      25,299                    22,456
   7,545
Cash flows from investing activities:
         Purchase of short-term investments                          (155,195)                  (12,754)
 (8,042)
         Proceeds from sales and maturities of short-term               52,852                    10,711
       31,027
         investments
         Purchase of long-term investments                            (42,900)                  (11,780)
(3,681)
         Proceeds from sales and maturities of long-term                33,781                     4,035
       1,000
         investments
         Net capital expenditures                                     (17,033)                   (9,837)
(10,033)
         Payments (receipts) for related party notes                         -                     1,225
(1,225)
         receivable
         Payments for foundry deposits and other assets                (5,951)                   (6,136)
     (4,081)
                Net cash provided by (used in) investing               (134,446)                 (24,536)
      4,965
                activities
Cash flows from financing activities:
         Net principal payments under capital lease                      (947)                     (550)
  (569)
         obligations
         Proceeds from issuance of convertible subordinated
         notes,
                net of acquisition costs                                 111,539                        -                         -
         Proceeds from issuance of stock, net of
         repurchases and costs
                of issuance                                                3,538                    1,253                       427
                Net cash provided by (used in) financing                 114,130                      703
   (142)
                activities
Net increase (decrease) in cash and cash equivalents                 4,983                     (1,377)
       12,368
Cash and cash equivalents at beginning of year                      20,251                      21,628
        9,260
Cash and cash equivalents at end of year                      $     25,234                $     20,251
$      21,628
SUPPLEMENTARY DISCLOSURE OF CASH AND NON-CASH
TRANSACTIONS
         Non-cash and investing and financing activities:
                Equipment purchased under capital leases       $               -           $          726            $
  4,770
                Tax benefit related to stock options                       5,129                    1,205
2,418
                Unrealized gain (loss) on available-for-sale
                securities,
                   net of tax                                                  6                     (55)                        67
                Cash payments for:
                   Interest                                                  199                      351                       142
                   Income taxes                                            3,861                    2,564                     1,268


























   THE ACCOMPANYING NOTES ARE AN
  INTEGRAL PART OF THESE FINANCIAL
            STATEMENTS.

     LEVEL ONE COMMUNICATIONS,
            INCORPORATED
   NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION
OF THE BUSINESS

      Level    One   Communications,
Incorporated  (the   "Company")  was
incorporated   in   California    on
November 26, 1985.

      The  Company designs, develops
and  markets   application  specific
standard product ("ASPP") integrated
circuits and custom  derivatives for
high-speed       digital      signal
transmission      and     networking
connectivity    to   systems    that
transport  information,   within  an
office  or  around the world.   Such
systems  connect   to   local   area
networks    ("LANs"),    wide   area
networks    ("WANs")    and   public
telephone   transmission   networks.
LANs,     WANs,     and    telephone
transmission networks  make possible
such activities as the use of intra-
enterprise  networking ("intranets")
and  the  use of  the  Internet  and
World Wide Web.

2.    SUMMARY     OF     SIGNIFICANT
ACCOUNTING POLICIES

      BASIS  OF  PRESENTATION.   The
Company      prepares      financial
statements  on  a  52-53  week year.
During  the 3{rd} Quarter of  Fiscal
1996, the Company changed its fiscal
year  end  from  the  last  Saturday
nearest  to the calendar year end to
the last Sunday nearest the calendar
year end.

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

      INVESTMENTS.     The   Company
accounts for investments pursuant to
Statement  of  Financial  Accounting
Standards  No. 115, "Accounting  for
Certain  Investments   in  Debt  and
Equity  Securities"  ("SFAS   115").
This    statement    requires   that
investments be classified  into  one
of   three   categories:    held-to-
maturity,   available-for-sale,   or
trading.     It     requires    that
investments classified  as  held-to-
maturity  be  reported  at amortized
cost, that investments classified as
available-for-sale  be  reported  at
fair value with unrealized gains and
losses, net of related tax, reported
as    a    separate   component   of
shareholders'   equity,   and   that
investments classified as trading be
reported    at   fair   value   with
unrealized gains and losses included
in earnings. As of December 28, 1997
and December  29,  1996,  all of the
Company's investments are classified
as    available-for-sale   and   are
carried   at   fair   value.  As  of
December 28, 1997, and  December 29,
1996,  the  Company's  stockholders'
equity reflected an unrealized gain,
net of applicable taxes  of  $18,000
and $12,000, respectively.

      The amortized cost and market
value of the Company's investments
available-for-sale as of December
28, 1997 and December 29, 1996, were
as follows:

DECEMBER 28, 1997
                                                           GROSS                  GROSS
(IN THOUSANDS)                     AMORTIZED            UNREALIZED             UNREALIZED
       MARKET
                                     COST                  GAINS                 LOSSES               VALUE
Municipal bonds                    $    11,528         $           24                     $        $    11,552
                                                                                          -
Corporate debt and equity              122,561                     36                    30            122,567
securities
                                    $  134,089         $           60                     $         $  134,119
                                                                                         30

DECEMBER 29, 1996
                                                           GROSS                  GROSS
(IN THOUSANDS)                     AMORTIZED            UNREALIZED             UNREALIZED
       MARKET
                                     COST                  GAINS                 LOSSES               VALUE
Municipal bonds                    $    20,531          $          29                     $         $   20,557
                                                                                          3
Corporate   debt   and   equity          2,100                      -                     6              2,094
securities
                                   $    22,631          $          29                     $         $   22,651
                                                                                          9


      The  amortized cost and market
value of the  Company's  investments
available-for-sale, by maturity,  at
December 28, 1997, were as follows:


DECEMBER 28, 1997
                                          AMORTIZED                      MARKET
(IN THOUSANDS)                              COST                          VALUE
Due in one year or less                   $      112,536                $     112,560
Due  after  one  year  through  five              21,553                       21,559
years
                                          $      134,089                $     134,119

      Proceeds   from  the  sale  of
available-for-sale       investments
during  fiscal  1997 and 1996   were
$86.6  million  and  $14.7  million,
respectively.  The  cost  basis used
in  determining  realized gains  and
losses  is specific  identification.
During 1997,  gross gains of $20,000
with no losses  were  realized,  and
gross  gains  of  $1,000  and  gross
losses  of $32,000 were realized  in
1996.

      FINANCIAL   INSTRUMENTS.   The
following  methods  and  assumptions
were   used   by   the  Company   in
estimating     its    fair     value
disclosures      for       financial
instruments:    For  cash  and  cash
equivalents,  accounts   receivable,
trade    accounts    payable,    and
convertible  subordinated notes, the
carrying  value   is   a  reasonable
estimate   of   fair   value.    For
investments, fair values  are  based
on  quoted  market  prices or dealer
quotes.

      INVENTORIES.  Inventories are
stated at the lower of cost (first-
in, first-out) or market  and
include materials, labor and
manufacturing overhead costs.

      Inventories as of December 28,
1997, and December 29, 1996,
consisted of the following:

(IN THOUSANDS)                       1997                    1996
Raw materials                      $      8,829          $           32
Work-in-process                          13,135                   7,948
Finished goods                            4,154                   2,010
Total inventories                   $    26,118            $      9,990

      PROPERTY AND EQUIPMENT.
Property and equipment are recorded
at cost.  Depreciation is provided
on a straight-line basis over the
following estimated useful lives:


Machinery and equipment                    3-5 years
Furniture and fixtures                     3-5 years
Leasehold improvements                    6-10 years


      Property and equipment, net,
is comprised of the following:

(IN THOUSANDS)
                                     1997                    1996
Machinery and equipment              $   36,222               $  25,254
Furniture and fixtures                   18,066                  11,899
Leasehold improvements                    3,383                   3,485
                                         57,671                  40,638
Less accumulated depreciation          (25,876)                (16,962)
                                     $   31,795               $  23,676

      Deferred Lease Expense.  Lease
payments for certain equipment are
recognized as expense on a straight
line basis over the term of the
lease.

      PATENT COSTS.  Patent costs
include direct costs of obtaining
the patents.   Upon patent approval,
patent costs are amortized over the
estimated useful life of the patent
using the straight-line method.

      REVENUE RECOGNITION.   Product
sales are generally recognized  upon
shipment  of  product.  However, the
Company   defers    recognition   of
revenues and gross margin from sales
to stocking distributors  until such
distributors   resell   the  related
products  to their customers.    The
Company has  deferred recognition of
gross     margin    amounting     to
$2,490,000, $864,000, and $1,300,000
as of December  28,  1997,  December
29,  1996,  and  December  30, 1995,
respectively.  During 1997 and  1995
no  single  customer  accounted  for
more  than 10% of revenues. In 1996,
sales to  Hewlett-Packard were 11.2%
of total sales.

      Export  sales  as a percentage
of revenues were 35%,  39%,  and 33%
for    1997,    1996,    and   1995,
respectively.

      The Company from time  to time
enters  into development and license
agreements  with  certain  customers
related     to     customer-specific
applications.   Related   costs  are
expensed   as   incurred   and   are
included in research and development
expenses,  while  revenue  for  non-
recurring  engineering  contracts is
deferred  until  contract milestones
are  met.   During 1997,  1996,  and
1995,    the   Company    recognized
revenues of  $56,000,  $398,000, and
$289,000,      respectively,      in
accordance   with    the    contract
milestones    in    the    Company's
agreements.

      The   Company   earns  royalty
income  under certain contracts  and
recognizes that income in the period
that income is earned.  During 1997,
1996,   and    1995    the   Company
recognized   revenues  of  $987,000,
$197,000,       and        $312,000,
respectively.

Revenues are comprised of the
following:

(IN THOUSANDS)
                                        1997                    1996                   1995
Product sales                         $    155,219            $    111,392           $     77,417
Royalties,   licenses   and  non-
recurring
 engineering revenue                         1,043                     595                    601
 Total revenues                       $    156,262            $    111,987           $     78,018


      INCOME   TAXES.   The  Company
accounts for income  taxes  pursuant
to Statement of Financial Accounting
Standards   No.   109   (SFAS  109),
"Accounting for Income Taxes."  This
statement  provides for a  liability
approach under which deferred income
taxes   are  provided   based   upon
enacted   tax    laws    and   rates
applicable to the periods  in  which
the taxes become payable.


STOCK BASED COMPENSATION.   As of
December 31, 1995, the Company
adopted Statement of Financial
Accounting Standards No. 123,
"Accounting for Stock-Based
Compensation" ("SFAS 123").  This
statement defines a fair-value-based
method of accounting for stock-based
compensation.  As permitted by SFAS
123, the Company has not changed its
method of accounting for stock
options but has provided the
additional required disclosures.
The Company recognized no
compensation expense related to
stock options in 1997.

EARNINGS PER SHARE.   In February
1997, the Financial Accounting
Standards Board (the "FASB") issued
SFAS 128, "Earnings Per Share,"
which establishes standards for
computing and presenting earnings
per share ("EPS").  It replaces the
presentation of primary EPS with a
presentation of basic EPS.  It also
requires dual presentation of basic
and diluted EPS on the face of the
income statement for all entities
with complex capital structures and
requires reconciliation of the
numerator and denominator of the
basic EPS computation to the
numerator and denominator of the
diluted EPS computation.  The
statement is effective for financial
statements issued for periods ending
after December 15, 1997, and
requires restatement for all periods
presented.

      FINANCIAL        PRESENTATION.
Certain  prior year amounts  in  the
Consolidated   Financial  Statements
have been reclassified to conform to
the fiscal 1997 presentation.

3.    SHORT-TERM BORROWINGS

      The Company  has a $10 million
revolving  line  of  credit  with  a
bank.   The Company compensates  the
bank for credit facilities by paying
annual  administrative   fees.   The
balance  of the Company's short-term
borrowings  as of December 28, 1997,
and December 29, 1996, was zero.

4.    LONG-TERM DEBT

      The Company  sold $115 million
of 4% convertible subordinated notes
during 1997.  The notes  will mature
on   September   1,   2004.   Unless
previously  redeemed or repurchased,
the  notes are  convertible  at  any
time through  the  close of business
on the final maturity  date  of  the
notes,  into  common  stock  of  the
Company,  at  a  conversion price of
$40  per  share.   Interest  on  the
notes   is   payable  semi-annually,
commencing  March  1,  1998.   Total
interest accrued  on the convertible
subordinated notes  at  December 28,
1997 was approximately $1,550,000.

      After   September  2000,   the
notes  are  redeemable at the option
of the Company, in whole or in part.
The notes may be redeemed for either
cash or common stock at a repurchase
price  of  105%   of  the  principal
amount   of   the   notes    to   be
repurchased  plus accrued and unpaid
interest to the repurchase date.

      The   notes    are   unsecured
obligations of the Company  and  are
subordinated  to  all  existing  and
future  senior  indebtedness  of the
Company.  The indenture contains  no
limitations  on  the  incurrence  of
additional   indebtedness  or  other
liabilities by the Company.

5.    LEASES

      The   Company   conducts   its
operations using  leased  facilities
and equipment under both capital and
operating  leases.   Minimum  future
lease  payments  as of December  28,
1997, are as follows:

(IN THOUSANDS)                                   Capital               Operating Leases
                                                  Leases
Year Ending
        1998                                    $        1,415          $       12,747
        1999                                             1,252                  13,481
        2000                                               974                  12,070
        2001                                                74                   9,049
        2002                                                 -                   7,212
        Thereafter                                           -                  29,852
                                                 $       3,715           $      84,411

Less - Interest portion (7.38% to 12%)                  (339)
Capital lease obligations                               3,376
Less - Current portion                                (1,201)
        Long-term portion                               $2,175

      Rent expense for operating
leases was approximately $9.0
million, $7.4 million, and $3.5
million for the years ended December
28, 1997, December 29, 1996, and
December 30, 1995.

6.    INCOME TAXES

The provision for income taxes
consists of:

(IN THOUSANDS)
                                              1997                    1996                  1995
Current provision for income taxes:
       State                                 $     1,098             $       361          $     1,353
       Federal                                     9,603                   4,609                2,660
Deferred provision (benefit):
       State                                         242                     696                (675)
       Federal                                   (1,496)                   1,089              (1,795)
   Total tax provision                       $     9,447              $    6,755           $    1,543


      The tax benefits associated
with nonqualified stock options
reduced taxes currently payable by
$5,129,000, $1,205,000, and
$2,418,000 in 1997, 1996, and 1995,
respectively.  Such benefits were
recorded as an increase to common
stock.

      Deferred tax assets and
liabilities are determined based on
the differences between the
financial reporting and tax basis of
assets and liabilities.  They are
measured by applying the enacted tax
rates and laws in effect for the
years in which such differences are
expected to reverse.

      The significant components of
the Company's deferred tax assets
and liabilities as of December 28,
1997, and December 29, 1996, are as
follows:


(IN THOUSANDS)
                                                      1997                    1996
Deferred tax assets (liabilities):
        Inventory reserves                           $     1,893            $        397
        Deferred income on shipments to                      750                     374
        distributors
        Accounts receivable reserve                          114                      83
        Deferred lease expense                               151                     265
        Inventory Unicap adjustment                          796                     345
        Accrued vacation                                     445                     256
        AMT credit carryforwards                             365                     365
        R&D credit carryforwards                             573                     537
        Other                                                  -                     275
Accelerated depreciation                                   (356)                   (393)
Unrealized loss on Section 475 securities             (681)                         -
Net deferred income tax benefit                    $     4,050               $     2,504

      The reconciliation of the
federal tax rate to the effective
tax rate is as follows:

                                         1997                  1996                  1995
Statutory federal tax rate                    35.0%                34.0%                  34.0%
Reversal of valuation allowance                   -                    -                (21.0%)
Foreign taxes & foreign sales                (2.6%)               (4.7%)                 (3.0%)
corporation
State taxes                                    4.9%                 3.3%                   5.7%
Non-deductible acquisition costs               0.6%                 5.5%                   2.2%
Research and development credits             (3.7%)                    -                      -
Other                                        (1.2%)               (0.5%)                 (4.8%)
Effective income tax rate                     33.0%                37.6%                  13.1%

7.    SHAREHOLDERS' EQUITY AND
EARNINGS PER SHARE

In July 1997, the Board of Directors
authorized a 3 for 2 stock split,
which was effective on August 26,
1997.  The stock split was declared
on July 7, 1997, to holders of
record on August 5, 1997.   All
common stock amounts and per share
amounts have been retroactively
adjusted to reflect the stock split.

      On February 23, 1998, the
Board of Directors authorized a 3
for 2 stock split effective on March
30, 1998 to shareholders of record
on March 9, 1998.  Common stock
amounts and per share amounts have
not been adjusted to reflect the
stock split.

The Company adopted SFAS No. 128,
"Earnings per Share," effective
December 15, 1997.  As a result, the
Company's earnings per share for all
prior periods have been restated.
The following table reconciles the
numerator and denominator of the
basic and diluted earnings per share
computations.


(IN THOUSANDS, EXCEPT  EARNINGS PER
EARNINGS
SHARE)
                                                                                                     PER-SHARE
                                                   NET INCOME                    SHARES                AMOUNT
Net income
       1997                              $    19,191
       1996                                    11,213
       1995                                    10,258
BASIC EPS:  income available to
       common shareholders
       1997                                                    $   19,191             20,233           $    0.95
       1996                                                        11,213             19,439                0.58
       1995                                                        10,258             19,068                0.54
Effect of dilutive securities:
       Options:
       1997                                                             -              1,361
       1996                                                             -              1,066
       1995                                                             -                910
DILUTED EPS:  income available to
       common stockholders plus
       assumed conversions
       1997                                                    $   19,191             21,594           $    0.89
       1996                                                        11,213             20,505                0.55
       1995                                                        10,258             19,978                0.51


      No  conversion  is assumed for
the  convertible subordinated  notes
issued in 1997 because it would have
an antidilutive  effect  on earnings
per   share.   Options  to  purchase
approximately  61,000,  98,000,  and
128,000  shares  of  common stock in
1997, 1996, and 1995,  respectively,
were not included in the computation
of diluted EPS because the  options'
exercise price was greater than  the
average  market  price of the common
shares,  making  the   shares  antidilutive.

8.    STOCK   OPTION   AND  PURCHASE
PLANS AND EMPLOYEE BENEFIT PLAN

      STOCK-BASED COMPENSATION
PLANS.  The Company has three stock
option plans, the 1985 Stock Option
Plan (the "1985 Plan"), the 1993
Stock Option Plan (the "1993 Plan"),
and the San Francisco Telecom Stock
Option Plan (the "SFT Plan"), and an
employee stock purchase plan (the
"ESPP").  No further options may be
granted under either the 1985 Plan
or the SFT Plan, and  345,132
options previously granted under
these plans remain outstanding.  The
Company applies Accounting
Principles Board Opinion No. 25 and
related interpretations in
accounting for its plans.
Accordingly, no compensation cost
has been recognized for its fixed
stock option plans.  Had
compensation cost for these plans
been determined consistent with
Statement of Financial Accounting
Standards No. 123, "Accounting for
Stock-Based Compensation" ("SFAS
123"), the Company's net income and
net income per common share would
have been reduced to the following
pro forma amounts:



(IN THOUSANDS, EXCEPT SHARE DATA)
                                            1997                    1996                 1995
Net income
       As reported                         $    19,191             $    11,213         $    10,258
       Pro forma                                15,401                   9,325               9,549
Earnings per share, as reported
       Basic                             $        0.95            $       0.58        $       0.54
       Diluted                                    0.89                    0.55                0.51
Pro-forma earnings per share
       Basic                              $       0.76            $       0.48        $       0.50
       Diluted                                    0.76                    0.48                0.50


The fair value of each option grant
has been estimated on the date of
the grant using the Black-Scholes
option-pricing model with the
following assumptions used for
grants in 1997, 1996, and 1995.  In
calculating compensation cost:
risk-free interest rates of 6.12,
6.15, and 5.90 percent,
respectively, and expected stock
price volatility of 70%, an expected
life of six years and no dividend
payments for 1997, 1996, and 1995,
respectively.

Because the SFAS 123 method of
accounting has not been applied to
options granted prior to January 1,
1995, and due to the nature and
timing of option grants, the
resulting pro forma compensation
cost may not be representative of
that to be expected in future years.

The Company has authorized the
issuance of up to 675,000 shares of
stock to its full-time employees
under the ESPP.  The Company has
sold 44,991 shares and 33,205 shares
as of December 28, 1997 and December
29, 1996, respectively, and has sold
a total of 112,433 shares through
December 28, 1997.  The Company
sells shares at 85% of the stock's
market price, which is either the
market price at the beginning or at
the end of offering period,
whichever is lower.

The Company may grant options for up
to 4,575,000 shares under the 1993
Plan.  The Company had 717,387
shares available for grant at
December 28, 1997.  Under the 1993
Option Plan the option exercise
price equals the market price on
date of grant.

The following table presents the
aggregate options granted,
forfeited, and exercised under the
1985 Plan, 1993 Plan and SFT Plan
for the years ended December 28,
1997, December 29, 1996, and
December 30, 1995, at their
respective weighted average exercise
prices.

                                          1997                          1996                          1995
                                             Wtd.Avg.                        Wtd.Avg.                        Wtd.Avg.
(SHARES IN THOUSANDS)      Shares          Exer.Price         Shares        Exer.Price        Shares
     Exer.Price
Outstanding beginning of       2,855         $   10.10           2,235       $    7.60           1,635        $
3.44
year
Granted
      Price = Fair Value              1,698             22.94             1,084            14.34            1,035
11.98
      Price < Fair Value                                                      -                -               38              0.45
Exercised                          (464)              5.59              (261)               3.70            (325)
0.94
Cancelled                          (221)             12.58              (203)              13.44            (148)
5.00
Outstanding end of year            3,868            $16.13              2,855             $10.10            2,235
      $7.60
Exercisable, end of period           785                                  723                                 551


The following table
summarizes information about
options outstanding under the
1985 Plan, 1993 Plan, and the
SFT Plan at December 28,
1997.

                                                       OPTIONS OUTSTANDING                   OPTIONS
EXERCISABLE
(SHARES IN THOUSANDS)                 Shares             Wtd. Avg.                                  Shares
                                         Outstanding          Remaining                             Exercisable
                                       as of            Contractual           Wtd. Avg.         as of 12/28/97          Wtd.
Avg.
  Range of Exercise Prices           12/28/97              Life            Exercise Price
Exercise Price
   $     0.26         $     11.00                 968                6.29           $     6.81               505         $
4.05
        11.17               15.17               1,019                8.00                12.90               236
13.21
        15.54               24.00                 985                9.08                17.26                44              19.24
        24.50               40.75                 896                9.72                28.65                 -              25.08
   $     0.26         $     40.75               3,868                8.24               $16.13               785          $
7.66


Options for all plans
are exercisable in
installments at
intervals determined by
the Board of Directors,
not to exceed ten years
and one day.

      401(K)        TAX
DEFERRED  SAVINGS PLAN.
The   Company   has   a
401(k)   Tax   Deferred
Savings    Plan    (the
"401(k)   Plan")  under
which          eligible
employees may elect  to
have a portion of their
salary   deferred   and
contributed   to  their
accounts   under    the
401(k) Plan.  Under the
401(k)     Plan,    the
Company will contribute
at least 1%  (and up to
a maximum of 3%)  of an
eligible     employee's
annual gross salary  to
the  employee's account
under  the 401(k) Plan.
For  the  fiscal  years
ended    December   28,
1997,   December    29,
1996,  and December 30,
1995, the  Company  has
contributed   $490,000,
$420,000, and $315,000,
respectively,   to  the
401(k) Plan.


9.    INCENTIVE PLANS

      The  Company  has
reserved 135,000 shares
of   Common  Stock  for
issuance  to  employees
pursuant   to  a  stock
bonus plan to be agreed
upon  by the  Board  of
Directors.     As    of
December  28,  1997, no
shares had been issued.

      Beginning      in
January    1994,    the
Company  implemented an
incentive  compensation
plan.    The  Company's
incentive  compensation
plan    provides    for
incentive  compensation
for  substantially  all
employees     of    the
Company based upon  the
achievement          of
specified operating and
performance    results.
Incentive  compensation
totaled     $3,739,000,
$1,791,000,         and
$833,000 for 1997, 1996
and 1995, respectively.


10.   STOCK WARRANTS

      The  Company  has
issued    warrants   to
independent       sales
representatives      to
purchase  up  to 63,750
shares  of  its  Common
Stock   with   exercise
prices   ranging   from
$1.55   to  $14.00  per
share.  As  of December
28, 1997, an  aggregate
of  30,103  shares  has
been     issued    upon
exercise of warrants.

      In     connection
with  securing  a  loan
from investors in 1992,
the   Company    issued
warrants   to  purchase
304,119    shares    of
Common  Stock  with  an
exercise price of $1.03
per     share.      The
warrants were exercised
January 16,  1997,  for
289,131 shares, and the
balance             was
surrendered,  on  a net
appreciation basis,  in
an  amount equal to the
exercise price.


11.   PREFERRED STOCK

      No    shares   of
Preferred   Stock   are
currently  outstanding.
The Company's  Board of
Directors is authorized
to    issue    up    to
10,000,000   shares  of
Preferred Stock.

12.   RELATED     PARTY
TRANSACTIONS

      During 1997, 1996
and  1995,  the Company
paid consulting  and/or
directors'    fees   of
approximately $117,000,
$129,600,  and $130,000
respectively,  to three
members of the Board of
Directors.

      During the  third
quarter   of  1996,  in
connection    with    a
third-party   financing
for               Maker
Communications,    Inc.
("Maker"),  the Company
sold a portion  of  its
minority   interest  in
Maker for an  aggregate
of        approximately
$675,000.    This  sale
was accounted as a one-
time  gain recorded  as
"Other  Income"  in the
accompanying
Consolidated Statements
of Income.  The Company
continues   to  hold  a
minority  interest   in
Maker    and    license
certain           Maker
technology.       Other
contractual rights  and
obligations,  including
the           Company's
obligation  to  provide
certain  loan financing
to     Maker,      were
terminated    in    the
transaction.  Following
the  transaction, Maker
repaid    the   Company
approximately      $2.9
million,    the   total
balance    under     an
outstanding note.

13.   BUSINESS      AND
TECHNOLOGY ACQUISITIONS

      During December
1996, the Company
acquired Silicon Design
Experts, Inc. (SDE).
In connection with the
transaction, the
Company issued an
aggregate of 130,095
shares of its common
stock valued at
$3,000,000 to SDE's
shareholders, and
agreed to issue
additional shares of
Common Stock in the
future to SDE's
shareholders and
employees, with the
amount to be contingent
upon the extent of
sales of products
developed by SDE and
Level One's stock
price.  The total
purchase price of
$3,000,000 was
allocated as follows:
$500,000 to goodwill ,
and $2,500,000 for
purchased research and
development.  The
purchased research and
development of
$2,500,000 was reported
as a one-time charge.
The transaction was
accounted for under the
purchase method of
accounting.
Accordingly, SDE's
operating results after
the date of acquisition
are included in the
Consolidated Statements
of Income.

      On  June 6, 1995,
the  Company   acquired
San  Francisco Telecom,
Inc.   ("SFT").     SFT
operates  as  a wholly-
owned subsidiary of the
Company.  In connection
with  the  transaction,
the Company  issued  an
aggregate       203,040
shares  of  its  common
stock      to     SFT's
shareholders,   assumed
existing    SFT   stock
options, which  will be
exercisable for a total
of  37,426  shares   of
Common    Stock,    and
agreed     to     issue
additional   shares  of
Common  Stock  in   the
future     to     SFT's
shareholders        and
employees,   with   the
amount to be contingent
upon   the   extent  of
sales    of    products
developed by SFT.   The
transaction         was
accounted for under the
purchase    method   of
accounting.
Accordingly,      SFT's
operating results after
the    date    of   the
acquisition         are
included     in     the
Consolidated Statements
of Operations.

14.   RISK FACTORS

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

      The   Company  is
also   dependent   upon
third-party    assembly
companies  that package
or  test the  Company's
devices.   The  Company
depends    upon   these
suppliers  to   produce
products  in  a  timely
manner      and      at
competitive prices. The
Company  may sustain an
adverse       financial
impact   from  problems
with      the     cost,
timeliness,  yield  and
quality    of   product
deliveries  from  these
suppliers.

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
Company       commenced
infringement litigation
against  a  competitor.
There   are  no   other
material  pending legal
proceedings, other than
routine      litigation
incidental    to    the
Company's business,  to
which  the Company is a
party or  of  which any
of   its  property   is
subject.

15.   FOUNDRY
COMMITMENTS

      The     Company's
current           wafer
requirements        are
supplied  primarily  by
six  foundries.  During
1995,    the    Company
entered  into five-year
agreements  with  three
of  its  suppliers  for
committed       foundry
capacity             in
consideration        of
equipment  financing or
cash    deposits.    At
December  28, 1997, the
Company had provided an
aggregate   of    $20.6
million    in   capital
equipment     financing
and/or cash deposits to
these   foundries    to
obtain        committed
foundry       capacity.
During     the    first
quarter  of  1998,  the
Company     paid     an
aggregate  $1.3 million
in additional  deposits
per   its   agreements.
There are no additional
deposits due  under the
Company's      existing
foundry agreements.

            SCHEDULE II

       LEVEL ONE
 COMMUNICATIONS, INC.
     VALUATION AND
  QUALIFYING ACCOUNTS



       (IN THOUSANDS OF DOLLARS)    Balance at           Charged to
Balance at
                                     Beginning            Costs and                                 End of
             Classification          of Period            Expenses            Deductions            Period
YEAR ENDED DECEMBER 28, 1997:
       Allowance for doubtful                156                                         -                 343
       accounts                                                   187
YEAR ENDED DECEMBER 29, 1996:
       Allowance for doubtful                300                    -                  144                 156
       accounts
YEAR ENDED DECEMBER 30, 1995:
       Allowance for doubtful                 90                  210                    -                 300
       accounts

    SIGNATURES

      PURSUANT  TO
THE   REQUIREMENTS
OF SECTION  13  OR
15(D)    OF    THE
SECURITIES
EXCHANGE   ACT  OF
1934,          THE
REGISTRANT     HAS
DULY  CAUSED  THIS
REPORT    TO    BE
SIGNED    ON   ITS
BEHALF    BY   THE
UNDERSIGNED,
THEREUNTO     DULY
AUTHORIZED, IN THE
COUNTY          OF
SACRAMENTO,  STATE
OF CALIFORNIA,  ON
THE  _________ DAY
OF MARCH, 1998.


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

Dated: March 27,
1998
        /S/ ROBERT
S. PEPPER
Robert S. Pepper,
 PRESIDENT, CHIEF
EXECUTIVE OFFICER
    (PRINCIPAL
EXECUTIVE OFFICER)
  AND CHAIRMAN OF
   THE BOARD OF
    DIRECTORS



Dated: March 27,
      1998      /S/ THOMAS
      J. CONNORS
       Thomas   J.
Connors,
           DIRECTOR




Dated: March 27,
1998
            /S/
PAUL GRAY
Paul Gray
     DIRECTOR
Dated: March 27
, 1998

/S/ MARTIN JURICk

          Martin
     Jurick,
        DIRECTOR



Dated:  March
271998
         /S/ HENRY
KRESSEL
              Henry
     Kressel,
             DIRECTOR

Dated:  March  27,
1998
       /S/  JOSEPH
P. LANDY
Joseph P. Landy,
            DIRECTOR

Dated: March 27,
1998
       /S/ JOHN
KEHOE
   John Kehoe,
   SENIOR VICE
  PRESIDENT AND
 CHIEF FINANCIAL
     OFFICER
    (PRINCIPAL
FINANCIAL OFFICER)
    (PRINCIPAL
    ACCOUNTING
     OFFICER)

   EXHIBIT 22.1

 SUBSIDIARIES OF
    REGISTRANT

      Registrant
has  five  wholly-
owned
subsidiaries,
Level          One
Communications
International,
Incorporated,
which           is
incorporated    in
Barbados,      and
which         does
business under the
name   Level   One
Communications
International,
Incorporated;  San
Francisco Telecom,
Inc.,   which   is
incorporated    in
California,    and
which         does
business under the
name San Francisco
Telecom,     Inc.;
Silicon     Design
Experts,      Inc.
California,  which
is incorporated in
California     and
does      business
under   the   name
Level          One
Communications,
Incorporated;
Level          One
Communications
Europe SARL, which
is incorporated in
France   and  does
business under the
name   Level   One
Communications
Europe;        and
LOCSWEDE,    A.B.,
which           is
incorporated    in
Sweden   and  does
business under the
name   Level   One
Communications.

   EXHIBIT 24.1

    LEVEL ONE
 COMMUNICATIONS,
   INCORPORATED

    CONSENT OF
INDEPENDENT PUBLIC
   ACCOUNTANTS




As     independent
public
accountants,    we
hereby  consent to
the  incorporation
of   our    report
included  in  this
Form   10-K,  into
the      Company's
previously   filed
Registration
Statements    File
Nos. 33-65810, 33-
72398,   33-93360,
33-95590,     333-
06300   and   333-
48333.



      /S/   ARTHUR
ANDERSEN LLP


Sacramento,
California
March 27, 1998

EX-3.1
CERTIFICATE OF AMENDMENT
OF
RESTATED ARTICLES OF INCORPORATION
OF
LEVEL ONE COMMUNICATIONS, INCORPORATED



      ROBERT S. PEPPER and JOHN KEHOE certify that:

      1. They are the President and the Secretary, respectively, of Level One Communications, Incorporated.

      2. Subsection A of Article Third of the Restated Articles of Incorporation of Level One Communications, Incorporated is amended to read in its entirety as follows:

               "A. This Corporation is authorized to issue two classes of shares to be designated respectively Preferred Stock ("Preferred Stock") and Common Stock ("Common Stock"). The total number of shares of Common Stock this Corporation shall have authority to issue is Two Hundred Thirty-six Million, Two Hundred Fifty Thousand (236,250,000). The total number of shares of Preferred Stock this Corporation shall have authority to issue is Ten Million (10,000,000). The Board of Directors of this Corporation is authorized to determine or alter the rights, privileges, preferences and restrictions granted to or imposed upon any wholly unissued shares or series of shares of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation of any series, and to fix the number of shares of any series.

               "B. Upon the effective date of this Amendment to the Restated Articles of Incorporation, each outstanding share of Common Stock of the Corporation is split and converted to 1.5 shares of Common Stock."

   3. The foregoing amendment of the Articles of Incorporation was duly approved by the Board of Directors by unanimous written consent on February 13, 1998.

   4. The change which has been made hereby to the Articles of Incorporation is to effect a three-for-two stock split (including a proportionate increase in the authorized number of Common Shares). No shares of Preferred Stock are outstanding. Pursuant to Section 902(c) of the California Corporations Code, shareholder approval is not required for this action.

   5. The foregoing amendment of the Articles of Incorporation of Level One Communications, Incorporated, shall become effective at the close of business on March 9, 1998.

   The undersigned declare under penalty of perjury that the matters set forth in the foregoing certificate are true of their own knowledge.

   Executed at Sacramento, California on March 3, 1998.



                                  /S/ ROBERT S. PEPPER
                                 Robert S. Pepper, President



                                  /S/ JOHN KEHOE
                                 John Kehoe, Secretary

CERTIFICATE OF AMENDMENT
OF
RESTATED ARTICLES OF INCORPORATION
OF
LEVEL ONE COMMUNICATIONS, INCORPORATED



   ROBERT S. PEPPER and JOHN KEHOE certify that:

   1. They are the President and the Secretary, respectively, of Level One Communications, Incorporated.

   2. Subsection A of Article Third of the Restated Articles of Incorporation of Level One Communications, Incorporated is amended to read in its entirety as follows:

               "A. This Corporation is authorized to issue two classes of shares to be designated respectively Preferred Stock ("Preferred Stock") and Common Stock ("Common Stock"). The total number of shares of Common Stock this Corporation shall have authority to issue is One Hundred and Fifty-seven Million Five Hundred Thousand (157,500,000). The total number of shares of Preferred Stock this Corporation shall have authority to issue is Ten Million (10,000,000). The Board of Directors of this Corporation is authorized to determine or alter the rights, privileges, preferences and restrictions granted to or imposed upon any wholly unissued shares or series of shares of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation of any series, and to fix the number of shares of any series.

               "B. Upon the effective date of this Amendment to the Restated Articles of Incorporation, each outstanding share of Common Stock of the Corporation is split and converted to 1.5 shares of Common Stock."

   3. The foregoing amendment of the Articles of Incorporation was duly approved by the Board of Directors at its duly held meeting on July 17, 1997, at which a quorum was present and acting throughout.

   4. The change which has been made hereby to the Articles of Incorporation is to effect a three-for-two stock split (including a proportionate increase in the authorized number of Common Shares). No shares of Preferred Stock are outstanding. Pursuant to Section 902(c) of the California Corporations Code, shareholder approval is not required for this action.

   5. The foregoing amendment of the Articles of Incorporation of Level One Communications, Incorporated, shall become effective at the close of business on August 5, 1997.

   The undersigned declare under penalty of perjury that the matters set forth in the foregoing certificate are true of their own knowledge.

   Executed at Sacramento, California on August 4, 1997.


                                  /S/ ROBERT S. PEPPER
                                 Robert S. Pepper, President


                                  /S/ JOHN KEHOE
                                 John Kehoe, Secretary

CERTIFICATE OF AMENDMENT
OF
RESTATED ARTICLES OF INCORPORATION
OF
LEVEL ONE COMMUNICATIONS, INCORPORATED



   ROBERT S. PEPPER and JOHN ZIMMERMAN certify that:

   1. They are the President and the Assistant Secretary, respectively, of Level One Communications, Incorporated.

   2. Subsection A of Article Third of the Restated Articles of Incorporation of Level One Communications, Incorporated is amended to read in its entirety as follows:

               "A. This Corporation is authorized to issue two classes of shares to be designated respectively Preferred Stock ("Preferred Stock") and Common Stock ("Common Stock"). The total number of shares of Common Stock this Corporation shall have authority to issue is One Hundred and Five Million (105,000,000). The total number of shares of Preferred Stock this Corporation shall have authority to issue is Ten Million (10,000,000). The Board of Directors of this Corporation is authorized to determine or alter the rights, privileges, preferences and restrictions granted to or imposed upon any wholly unissued shares or series of shares of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation of any series, and to fix the number of shares of any series.

               "B. Upon the effective date of this Amendment to the Restated Articles of Incorporation, each outstanding share of Common Stock of the Corporation is split and converted to 1.5 shares of Common Stock."

   3. The foregoing amendment of the Articles of Incorporation was duly approved by the Board of Directors at its duly held meeting on December 13, 1993, at which a quorum was present and acting throughout.

   4. The change which has been made hereby to the Articles of Incorporation is to effect a three-for-two stock split (including a proportionate increase in the authorized number of Common Shares). No shares of Preferred Stock are outstanding. Pursuant to Section 902(c) of the California Corporations Code, shareholder approval is not required for this action.

   5. The foregoing amendment of the Articles of Incorporation of Level One Communications, Incorporated, shall become effective at the close of business on December 30, 1993.

   The undersigned declare under penalty of perjury that the matters set forth in the foregoing certificate are true of their own knowledge.

   Executed at Sacramento, California on December 15, 1993.


                                  /S/ ROBERT S. PEPPER
                                 Robert S. Pepper, President


                                  /S/ JOHN ZIMMERMAN
                                 John Zimmerman, Assistant Secretary

                             AMENDED AND RESTATED

                           ARTICLES OF INCORPORATION

                                      OF

                    LEVEL ONE COMMUNICATIONS, INCORPORATED


   Robert Pepper and  Joseph Landy hereby certify as follows:

   1. That they are the President and Secretary, respectively, of Level One Communications, Incorporated, a California corporation.

   2. That the Articles of Incorporation of the corporation are hereby amended and restated to read in full as follows:

   "FIRST:     The name of the corporation (hereinafter called the
"Corporation") is Level One Communications, Incorporated.

   SECOND:     The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

   THIRD:

   A. This Corporation is authorized to issue two classes of shares to be designated respectively Preferred Stock ("Preferred Stock") and Common Stock ("Common Stock"). The total number of shares of Common Stock this Corporation shall have authority to issue is Seventy Million (70,000,000). The total number of shares of Preferred Stock this Corporation shall have authority to
issue is   Seventeen Million Five Hundred Seventy Thousand  (17,570,000), of
which Five Million Nine Hundred Seventy Thousand (5,970,000) shares are designated "Series D Preferred Stock," and One Million Six Hundred Thousand (1,600,000) shares are designated "Series E Preferred Stock." The Board of Directors of this corporation is authorized to determine or alter the rights, privileges, preferences and restrictions granted to or imposed upon any wholly unissued shares or series of shares of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation of any series, and to fix the number of shares of any series. Upon the filing of these Amended and Restated Articles of Incorporation, each ten (10) shares of Common Stock then outstanding ("Old Common Stock") shall be combined into one (1) share of Common Stock. In lieu of fractional shares, the corporation will distribute one whole share of Common Stock.


   B. The rights, preferences, privileges, restrictions and other matters relating to the Series D and E Preferred Stock are as follows:

         1.  DIVIDENDS.

               (a) The holders of the Series D and E Preferred Stock shall be entitled to receive, when and as declared by the Corporation's Board of Directors (the "Board of Directors"), and out of any funds legally available therefor, cumulative dividends on each share at the rate of $0.125 per share per annum, payable in cash annually as the Board of Directors may from time to time determine. Such dividends shall accrue on each share from the date of its original issue and shall accrue from day to day, whether or not earned or declared. Such dividends shall be cumulative so that if such dividends in respect of any previous or current annual dividend period, at the annual rate specified above, shall not have been paid or declared and a sum sufficient for the payment thereof set apart, the deficiency shall first be fully paid before any dividend (other than those payable solely in the Common Stock of the Corporation) or other distribution shall be paid on or declared and set apart for the Common Stock.

               Except as limited by the provisions of California Corporations Code Sections 500 et. seq., in the event the Corporation conducts an initial public offering of its Common Stock which would cause an automatic conversion of the Series D and E Preferred Stock to Common Stock (as provided below), the Board of Directors, prior to such conversion, shall declare a dividend of accumulated and unpaid dividends, PROVIDED, HOWEVER, that the Board of Directors in its sole discretion may declare such dividend to holders of the Series D and E Preferred Stock as of a record date determined by the Board of Directors (the "Dividend Record Date"), and payment of such dividend may be made in shares of Common Stock in lieu of cash (the "Share Dividend"). The number of shares of Common Stock to be paid in the Share Dividend shall be calculated by dividing the cumulative dividend payable as of the Dividend Record Date by the price at which shares of Common Stock are offered to the public in the initial public offering, net of underwriting discounts. The Share Dividend shall be payable upon, and shall be contingent upon, the closing of such initial public offering. Upon payment of the Share Dividend, the Corporation shall have no further obligation to pay dividends with respect to the Series D and E Preferred Stock.

               (b) In the event the Corporation shall declare a distribution (OTHER THAN any distribution described in Section 2) payable in securities of other persons, evidences of indebtedness issued by the Corporation or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series D and E Preferred Stock shall be entitled to a proportionate share of any such distribution as though the holders of the Series D and E Preferred Stock were the holders of the number of shares of Common Stock of the Corporation into which their respective shares of Series D and E Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

               (c) Each holder of shares of Series D and E Preferred Stock shall be deemed to have consented, for purposes of Sections 502, 503 and 506 of the General Corporation Law of the State of California, to distributions made by the Corporation in connection with the repurchase of shares of Common Stock issued to or held by employees or consultants upon termination of their employment or services pursuant to agreements providing for such repurchase.

         2.  LIQUIDATION PREFERENCE.

               (a) In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Series D and E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock by reason of their ownership thereof, the amount of $1.25 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared or accumulated but unpaid dividends on such share for each share of Series D and E Preferred Stock then held by them and no more. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series D and E Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably among the holders of the Series D and E Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

               (b) After payment to the holders of the Series D and E Preferred Stock of the amounts set forth in subparagraph (a) above, the entire remaining assets and funds of the Corporation legally available for distribution, if any, shall be distributed among the holders of the Common Stock and the Series D and E Preferred Stock in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they then have the right to acquire upon conversion of the shares of Series D and E Preferred Stock then held by them.

               (c) For purposes of this Section 2, (i) any acquisition of the Corporation by means of merger or other form of corporate reorganization in which outstanding shares of the Corporation are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation, or its subsidiary (other than a mere reincorporation transaction),
(ii) any transaction or series of transactions within any three-month period pursuant to an agreement to which the Corporation is a party (other than a registered public offering pursuant to which the Series D and E Preferred Stock are automatically converted into Common Stock pursuant to Section 4(b) below) in which greater than fifty percent (50%) of the Corporation's voting securities (on an as-converted-to-Common Stock basis) shall be transferred, or
(iii) a sale of all or substantially all of the assets of the Corporation, shall be treated as a liquidation, dissolution or winding up of the Corporation and shall entitle the holders of Series D and E Preferred Stock to receive at the closing in cash or securities (valued as provided in (d) below) amounts as specified in subparagraphs (a) and (b) above.

               (d) Whenever the distribution provided for in this Section 2 shall be payable in property other than cash, the value of such distribution shall be the fair market value of such property as determined in good faith by the Board of Directors.

         3.  VOTING RIGHTS; DIRECTORS.

               (a) The holder of each share of the Series D and E Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series D and E Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock (except as otherwise expressly provided herein or as required by law, voting together with the Common Stock as a single class) and shall be entitled to notice of any shareholders' meeting in accordance with the Bylaws of the Corporation. Fractional votes shall not, however, be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Series D and E Preferred Stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward). Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held.

               (b) Prior to the conversion of the Series D and Series E Preferred Stock to Common Stock, the Board of Directors shall consist of seven
(7) members. The holders of Series D Preferred Stock, as a class, shall be entitled to designate five (5) members of the Board of Directors. The holders of the Common Stock, as a class, shall be entitled to designate the remaining two (2) members of the Board of Directors. So long as any shares of Series D Preferred Stock remain outstanding, the Corporation shall not, without the vote or written consent of the holders of more than eighty percent (80%) of the then outstanding shares of Series D Preferred Stock, change the authorized number of directors of the Corporation or the terms of this Section 3(b). The Corporation shall not take any of the actions described in Sections 5 or 6 below without the approval of a majority of the Board of Directors.

               (c) In the case of any vacancy in the office of a director occurring among the directors elected by the holders of the Series D Preferred Stock or Common Stock pursuant to the second and third sentences of Section 3(b) hereof, the remaining director or directors so elected by the holders of the Series D Preferred Stock or Common Stock may elect a successor or successors to hold the office for the unexpired term of the director or directors whose place or places shall be vacant. Any director who shall have been elected by the holders of the Series D Preferred Stock or Common Stock or any director so elected as provided in the preceding sentence hereof, shall be removed during the aforesaid term of office, whether with or without cause, only by the affirmative vote of the holders of a majority of the Series D Preferred Stock or Common Stock, as the case may be.

         4. CONVERSION. The holders of the Preferred Stock shall have respective conversion rights as follows (the "Conversion Rights"):

               (a) RIGHT TO CONVERT. Each share of Series D Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and non-assessable shares of Old Common Stock as is determined by dividing $1.25 by the Series D Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Old Common Stock shall be deliverable upon conversion of shares of the Series D Preferred Stock (the "Series D Conversion Price") shall initially be $.16848 per share of Old Common Stock. Such initial Series D Conversion Price shall be adjusted as hereinafter provided.

               Each share of Series E Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and non-assessable shares of Old Common Stock as is determined by dividing $1.25 by the Series E Conversion Price applicable to such share, determined as hereinafter provided, in effect on the date the certificate is surrendered for conversion. The price at which shares of Old Common Stock shall be deliverable upon conversion of shares of the Series E Preferred Stock (the "Series E Conversion Price") shall initially be $.34 per share of Old Common Stock. Such initial Series E Conversion Price shall be adjusted as hereinafter provided.

               (b) AUTOMATIC CONVERSION. Each share of Series D Preferred Stock shall automatically be converted into shares of Old Common Stock at the then-effective Series D Conversion Price upon the earlier of (i) the date specified by written agreement of at least eighty percent (80%) of the Series D Preferred Stock then outstanding, or (ii) immediately upon the closing of the sale of the Corporation's Common Stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended (other then a registration relating solely to a transaction under Rule 145 under such Act (or any successor thereto) or to an employee benefit plan of the Company), at a public offer price (prior to underwriter commissions and expenses) equal to or exceeding $6.00 per share of Common Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) and the aggregate proceeds to the Corporation (after deduction for underwriter commissions and expenses relating to the issuance, including without limitation fees of the Corporation's counsel) of which equal or exceed $7,500,000.

               Each share of Series E Preferred Stock shall automatically be converted into shares of Old Common Stock at the then-effective Series E Conversion Price upon the earlier of (i) the date specified by written agreement of at least eighty percent (80%) of the Series E Preferred Stock then outstanding, or (ii) immediately upon the closing of the sale of the Corporation's Common Stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended (other then a registration relating solely to a transaction under Rule 145 under such Act (or any successor thereto) or to an employee benefit plan of the Company), at a public offer price (prior to underwriter commissions and expenses) equal to or exceeding $6.00 per share of Common Stock (as adjusted for any stock dividends, combinations or splits with respect to such shares) and the aggregate proceeds to the Corporation (after deduction for underwriter commissions and expenses relating to the issuance, including without limitation fees of the Corporation's counsel) of which equal or exceed $7,500,000.

               (c)   MECHANICS OF CONVERSION.

                     (i) Before any holder of Series D or E Preferred Stock shall be entitled to convert the same into shares of Old Common Stock, he shall surrender the certificate or certificates thereof, duly endorsed, at the office of the Corporation or of any transfer agent for such stock, and shall give written notice to the Corporation at such office that he elects to convert the same and shall state therein the name or names in which he wishes the certificate or certificates for shares of to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series D or E Preferred Stock, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled , after taking into account the reverse stock split as provided in Article Third, Section A of these Amended and Restated Articles of Incorporation. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of surrender of the shares of Series D or E Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

                     (ii) If the conversion is in connection with an underwritten offering of securities pursuant to the Securities Act, the conversion may, at the option of any holder tendering shares of Series D or E Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person(s) entitled to receive the Common Stock upon conversion of the Series D or E Preferred Stock shall not be deemed to have converted such Series D or E Preferred Stock until immediately prior to the closing of such sale of securities.

               (d) ADJUSTMENTS TO SERIES D AND SERIES E CONVERSION PRICE FOR CERTAIN DILUTING ISSUES.

                     (i) SPECIAL DEFINITIONS. For purposes of this Section 4(d), the following definitions apply:

                           (1)   'OPTIONS' shall mean rights, options, or
warrants to subscribe for,
purchase or otherwise acquire
either Common Stock or Convertible Securities.

  (2) 'ORIGINAL ISSUE DATE' shall mean the date on which a share of Series D or E Preferred Stock was first issued.

   (3) 'CONVERTIBLE SECURITIES' shall mean any evidences of indebtedness, shares (other than the Common
Stock and Series D and E Preferred Stock) or other securities convertible into or exchangeable for Common Stock.

                           (4)   'ADDITIONAL SHARES OF COMMON STOCK '
shall mean all shares of Common Stock issued (or, pursuant to Section 4(d)(iii), deemed to be issued) by the Corporation after the Original Issue Date, other than shares of Common Stock issued or issuable:
                                 (A)   upon conversion of shares of Series D or
 E Preferred Stock;

(B) to officers, directors or bona fide employees of, or consultants to, the Corporation pursuant to stock option or stock purchase plans, on terms approved by the Board of Directors, but not exceeding 9,652,067 shares of Old
Common Stock (including for purposes of
 calculating said 9,652,067 shares, 2,207,768 shares outstanding on the Original Issue Date and net of any repurchases of such 9,652,067 shares), subject to adjustment for all subdivisions and combinations;

     (C) in connection with lease or working capital financing on terms approved by the Board of
Directors, but not exceeding
 2,418,950 shares of Old Common Stock (including shares issuable upon exercise of any warrants issued in connection with such lease or working capital financings), subject to adjustment for all subdivisions and combinations;

    (D)   as a dividend or distribution on Series D or E Preferred Stock; or

   (E) for which adjustment of the Series D or Series E Conversion Price is made pursuant to Section
4(e).

                  (ii) NO ADJUSTMENT OF CONVERSION PRICE. No adjustment in the Conversion Price for a series of Preferred Stock shall be made in respect of the issuance of Additional Shares of Common Stock unless the consideration per share (determined pursuant to Section 4(d)(v) hereof) for an Additional Share of Common Stock issued or deemed to be issued by the Corporation is less than the respective Series D or Series E Conversion Price in effect on the date of, and immediately prior to such issue.

                 (iii) DEEMED ISSUE OF ADDITIONAL SHARES OF COMMON STOCK. In the event the Corporation at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein designed to protect against
dilution) of Common Stock issuable
 upon the exercise of such Options or in the case of Convertible Securities and Options therefor, the conversion or exchange
of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue or, in case such a record date
shall have been fixed, as of the close of business on such record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Section 4(d)(v) hereof) of such Additional Shares of Common Stock would be less than the Series D or E Conversion Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided further that in any such case in which Additional Shares of Common Stock are deemed to be issued:

                           (1)   no further adjustments in the Series D
 or E Conversion Price shall be made
upon the subsequent
issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or
conversion or exchange of such
Convertible Securities;

                           (2)   if such Options or Convertible Securities
 by their terms provide, with the
passage of time or
otherwise, for any increase in the consideration payable to the Corporation, or decrease in the
number of shares of Common Stock
issuable, upon the exercise, conversion or exchange thereof, the Series D or E Conversion Price
computed upon the original issue
thereof (or upon the occurrence of a record date with respect thereto), and any subsequent
adjustments based thereon, shall, upon
any such increase or decrease becoming effective, be recomputed to reflect such increase or
decrease insofar as it affects such
Options or the rights of conversion or exchange under such Convertible Securities (provided, however, that no such adjustment of the Series D or E Conversion Price shall effect Common Stock previously issued upon conversion of
the Series D or E Preferred Stock);

                           (3)   upon the expiration of any such Options
 or any rights of conversion or
exchange under such
Convertible Securities which shall not have been exercised, the Series D or E Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent
adjustments based thereon, shall, upon
such expiration, be recomputed as if:

                                 (A)   in the case of Convertible Securities
 or Options for Common Stock the
only Additional Shares
of Common Stock issued were the shares of Common Stock, if any, actually issued upon the
exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the
consideration actually received by the
Corporation for the issue of all such
 Options, whether or not exercised, plus the consideration actually received by the Corporation upon such exercise, or for the issue of all such Convertible Securities which were actually converted or exchanged, plus the additional consideration, if any, actually received by the Corporation upon such conversion or exchange; and

                                 (B)   in the case of Options for Convertible
Securities only the Convertible
Securities, if any,
actually issued upon the exercise
 thereof were issued at the time of issue of such Options, and the consideration received by the
Corporation for the issue of all such
 Options, whether or not exercised, plus the consideration deemed to have been received by the Corporation (determined pursuant to
 Section 4(d)(v) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

                           (4)   no readjustment pursuant to clause (2)
 or (3) above shall have the effect of
increasing the
Series D or E Conversion Price to an amount which exceeds the lower of
 (A) the Series D or E
Conversion Price on the original
adjustment date, or (B) the Series D or E Conversion Price that would have resulted from any
issuance of Additional Shares of Common
Stock between the original adjustment date and such readjustment date; and

                           (5)   in the case of any Options which expire
 by their terms not more than 30
days after the date of
issue thereof, no adjustment of the Series D or E Conversion Price shall be made until the expiration or exercise of all such Options, whereupon such adjustment shall be made in the same manner provided in clause (3)
above.

                   (iv) ADJUSTMENT OF CONVERSION PRICE UPON ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK. In the event this Corporation, at any time after the Original Issue Date shall issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Section 4(d)(iii)) without consideration or for a consideration per share less than the Conversion Price with respect to any series of Preferred Stock in effect on the date of and immediately prior to such issue, then and in such event, the Conversion Price for such series of Preferred Stock shall be reduced, concurrently with such issue, to a price calculated to the nearest one-tenth of a cent) determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue plus the number of shares of Common Stock which the aggregate consideration received by the Corporation for the total number of Additional Shares of Common Stock so issued would purchase at such Conversion Price in effect immediately prior to such issuance, and the denominator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Common Stock so issued. For the purpose of the above calculation, the number of shares of Common Stock outstanding immediately prior to such issue shall be calculated on a fully diluted basis, as if all shares of Series D or E Preferred Stock and all Convertible Securities had been fully converted into shares of Common Stock and any outstanding Options for the purchase of shares of stock or Convertible Securities had been fully exercised (and the resulting securities fully converted into shares of Common Stock, if so convertible) as of such date, but not including in any such calculation any additional shares of Common Stock issuable with respect to shares of Series D or E Preferred Stock, Convertible Securities, or outstanding Options for the purchase of shares of stock or Convertible Securities, solely as a result of the adjustment of the respective Conversion Prices (or other conversion ratios) resulting from the issuances of Additional Shares of Common Stock causing such adjustment.

                     (v) DETERMINATION OF CONSIDERATION. For purposes of this Section 4(d), the consideration received by the Corporation for the issue of any Additional Shares of Common Stock shall be computed as follows:

                           (1)   CASH AND PROPERTY: Such consideration shall:

                                 (A)   insofar as it consists of cash,
be computed at the aggregate amount of
cash received by the
Corporation excluding amounts paid or payable for accrued interest or accrued dividends;

 (B) insofar as it consists of property other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board; and

(C) in the event Additional Shares of Common Stock are issued together with other shares or securities or other assets of the
 Corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses (A) and (B) above, as determined in good faith by the
Board.

    (2) OPTIONS AND CONVERTIBLE SECURITIES . The consideration per share received by the Corporation for Additional Shares of Common Stock deemed to have been issued pursuant to Section 4(d)(iii), relating to Options and Convertible
Securities, shall be determined by dividing

(A) the total amount, if any, received or receivable by the Corporation as consideration for the issue of such Options or Convertible
Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against dilution) payable to the Corporation upon the exercise of such
 Securities, or in the case of Options for Convertible
Securities, the exercise of such Options for Convertible Securities and the conversion or exchange of such Convertible Securities by

 (B) the maximum number of shares of Common Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein designed to protect against the dilution) issuable upon the exercise of such Options or conversion or exchange of such Convertible Securities.

               (e) ADJUSTMENTS TO CONVERSION PRICES FOR STOCK DIVIDENDS AND FOR COMBINATIONS OR SUBDIVISIONS OF COMMON STOCK. In the event that this Corporation at any time or from time to time after the Original Issue Date shall declare or pay any dividend on the Common Stock payable in Common Stock or in any right to acquire Common Stock, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event the outstanding shares of Common stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the Conversion Price in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that this Corporation shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercises of such rights to acquire Common Stock.

               (f) ADJUSTMENTS FOR RECLASSIFICATION AND REORGANIZATION. If the Common Stock issuable upon conversion of the Series D and E Preferred Stock shall be changed into the same or a different number of shares of any other class or class of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in Section 4(e) above or a merger or other reorganization referred to in Section 2(c) above), the Series D and E Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the Series D and E Preferred Stock shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series D and E Preferred Stock immediately before that change.

               (g) NO IMPAIRMENT. The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Series D and E Preferred Stock against impairment.

               (h) CERTIFICATES AS TO ADJUSTMENTS. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this
Section 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and cause independent public accountants selected by the corporation to verify such computation and prepare and furnish to each holder of Series D or E Preferred Stock, within ten (10) days following the occurrence of the event causing such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series D or E Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the Conversion Price at the time in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of Series D or E Preferred Stock.

               (i) NOTICES OF RECORD DATE. In the event that the Corporation shall propose at any time: (i) to declare any dividend or distribution upon its Common Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus; (ii) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; (iii) to effect any reclassification or recapitalization of its common Stock outstanding involving a change in the common Stock; (iv) to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all of its assets, or to liquidate, dissolve or wind up; or
(v) to enter into any transaction or series of transactions within any three-month period pursuant to any agreement to which the corporation is a party (other than a registered public offering pursuant to which the Series D and E Preferred Stock is automatically converted into Common Stock pursuant to
Section 4(b) above) in which greater than fifty percent (50%)of the Corporation's voting securities (on an as-converted-to-Common Stock basis) shall be transferred;

         Then, in connection with each such event, the Corporation shall send to holders of Series D and E Preferred Stock: (1) at least twenty (20) days' prior written notice of the date on which a record shall be taken for such dividend, distribution or subscription rights (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in (iii), (iv) and (v) above; and (2) in the case of the matters referred to in (iii), (iv) and (v) above, at least twenty (20) days' prior written notice of that date when the same shall take place (and specifying the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon the occurrence of such event).

               (j)  ISSUE TAXES.   The Corporation shall pay any and all issue
and other taxes that may be payable in respect of any issue or delivery of shares of common Stock on conversion of shares of Series D or E Preferred Stock pursuant hereto; provided, however, that the corporation shall not be obligated to pay any transfer taxes resulting from any transfer requested by any holder in connection with any such conversion.

               (k) RESERVATION OF STOCK ISSUABLE UPON CONVERSION . The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series D and E Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series D and E Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series D and E Preferred Stock, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to this Certificate.

               (l) FRACTIONAL SHARES. No fractional share shall be issued upon the conversion of any share or shares of Series D or E Preferred Stock. All shares of Common Stock (including fractions thereof) issuable upon conversion of more than one share of Series D or E Preferred Stock by a holder thereof shall be aggregated for purposes of determining whether the conversion would result in the issuance of any fractional share. If, after the aforementioned aggregation, the conversion would result in the issuance of a fraction of a share of Common Stock, the Corporation shall, in lieu of issuing any fractional share, pay the holder otherwise entitled to such fraction a sum in cash equal to the fair market value of such fraction on the date of conversion (as determined in good faith by the Board of Directors of the Corporation).

               (m)  NOTICES.  Any notice required by the provisions of this section 4 to be given to the holders of shares of Series D or E Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, certified and return receipt requested, and addressed to each holder of record at the address appearing on the books of the Corporation provided that any notice to be given to a holder of shares of Series D or E Preferred Stock residing outside of the United States shall be given by facsimile and second day courier service to the address of such holder as it appears on the books of the Corporation.

         5. AMENDMENT. Except as provided in Section 3(b) herein, any term relating to the Series D or E Preferred Stock may be amended and the observance of any term relating to any shares of that series of Preferred Stock may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the vote or written consent of holders of more that fifty percent (50%) of that series of Preferred Stock then outstanding. Any amendment or waiver so effected shall be binding upon the Corporation and all holders of such series of Preferred Stock.

         6.  RESTRICTIONS AND LIMITATIONS.

         Except as provided in Section 3(b) herein, so long as any shares of Series D or E Preferred Stock remain outstanding, the Corporation shall not, without the vote or written consent by the holders of more than fifty percent (50%) of the then outstanding share of Series D and E Preferred Stock:

         (i) Redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any share or shares of Series D or E Preferred Stock otherwise than by conversion in accordance with Section 4 hereof, or

       (ii) Pay any dividends on, or purchase, redeem or otherwise acquire (or pay into or set aside for a sinking fund for such purpose), any of the Common Stock of the Corporation, provided, however, that this restriction shall not apply to the repurchase of shares of Common Stock from directors, officers, consultants or employees of the corporation or any subsidiary pursuant to agreements approved by the corporations's Board of Directors under which the Corporation has the option to repurchase such shares at the repurchase price set forth in such agreements, not to exceed original or the most recent issuance price of such stock, upon the occurrence of certain events, such as the termination of employment, or

      (iii) Effect any sale, lease, assignment, transfer or other conveyance of all or substantially all of the assets of the Corporation or any of its subsidiaries, or any consolidation or merger involving the Corporation or any of its subsidiaries, or

       (iv) Permit any subsidiary to issue or sell, or obligate itself to issue or sell, except to the Corporation or any wholly owned subsidiary, any stock of such subsidiary, or

         (v) Effect any reclassification, recapitalization or other change with respect to any outstanding shares of stock which results in the issuance of shares of stock having any preference or priority as to dividend or redemption rights, liquidation preferences, conversion rights, voting rights or otherwise, superior to any such preference or priority of the Series D or E Preferred Stock, or

       (vi) Increase of decrease (other than by redemption or conversion) the total number of authorized shares of Preferred Stock of the Corporation or the total number of such shares of Preferred Stock designated Series D or E Preferred Stock, or

      (vii) Authorize or issue, or obligate itself to issue, any other equity security senior to the Series D or E Preferred Stock as to dividend or redemption rights, liquidation preferences, conversion rights, voting rights or otherwise, or create any obligation or security convertible into or exchangeable for, or having any option rights to purchase, any such equity security which is senior to the Series D or E Preferred Stock, or

     (viii) Reduce the dividend rate on the Series D or E Preferred Stock provided for herein, or make such dividends noncumulative, or defer the date from which dividend will accrue, or cancel accrued and unpaid dividends, or change the relative seniority rights of the holders of the Series D or E Preferred Stock as to the payment of dividends in relation to the holders of any other capital stock of the Corporation, or

       (ix) Reduce the amount payable to the holders of the Series D or E Preferred Stock upon the voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, or change the relative seniority of the liquidation preferences of the holders of the Series D or E Preferred Stock to the rights upon liquidation of the holders of any other capital stock of the Corporation, or

         (x) Make the Series D or E Preferred Stock redeemable at the option of the Corporation; or

       (xi) Cancel or modify the Conversion Rights provided for in Section 4 hereof.

         7. NO REISSUANCE OF SERIES D OR E PREFERRED STOCK. No share of shares of Series D or E Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be canceled, retired and eliminated from the shares which the Corporation shall be authorized to issue.

          FOURTH:

         A. The liability of the directors of the Corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

         B. The Corporation is authorized to indemnify the directors and officers of the Corporation to the fullest extent permissible under California law.

         C. Any repeal or modification of the foregoing provisions of this Article FOURTH by the shareholders of this Corporation shall not adversely affect any right or protection of an agent of this Corporation existing at the time of such appeal or modification.

         FIFTH: That, effective upon conversion of the Series D and Series E Preferred Stock to Common Stock, the number of Directors of the Corporation shall be no fewer than five (5) nor more than nine (9).

         3. That the foregoing Amendment and Restatement of the Articles of Incorporation has been duly approved by the Board of Directors of this Corporation.

         4. That the foregoing Amendment and Restatement of Articles of Incorporation set forth herein has been duly approved by the required vote of shareholders in accordance with Section 902 of the Corporations Code. The total number of shares entitled to vote on or consent to the Amendment and Restatement is 8,411,768 shares of Old Common Stock , 5,970,000 shares of Series D Preferred Stock and 1,600,000 shares of Series E Preferred Stock.
The percentage of shares required to effect the amendment was (i) a majority of the outstanding shares of Old Common Stock Preferred Stock, (ii) 50% of the outstanding shares of the Series D Preferred Stock and (iii) 50% of the outstanding Series E Preferred Stock. The number of shares voting in favor of this amendment exceeded the vote required.



                                        /S/ROBERT PEPPER
                                       Robert Pepper, President



                                        /S/JOSEPH LANDY
                                        Joseph Landy, Secretary

          We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

         Executed at SACRAMENTO, California, on   July 30, 1993.



                                        /S/ROBERT PEPPER
                                       Robert Pepper, President




                                        Joseph Landy, Secretary




                               - 5 -

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 28, 1997, AND IS QUALIFIED IN ITS ENTIRETY
BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

EX-27.1

FINANCIAL DATA SCHEDULE


[MULTIPLIER] 1,000

[PERIOD-TYPE]       YEAR
[FISCAL-YEAR-END]        DEC-28-1997
[PERIOD-END]             DEC-28-1997
[CASH]              25234
[SECURITIES]             112560
[RECEIVABLES]       30422
[ALLOWANCES]        343
[INVENTORY]              26118
[CURRENT-ASSETS]         203016
[PP&E]              57671
[DEPRECIATION]      25876
[TOTAL-ASSETS]      277697
[CURRENT-LIABILITIES]    36777
[BONDS]             115000
[PREFERRED-MANDATORY]     0
[PREFERRED]              0
[COMMON]            91897
[OTHER-SE]               31548
[TOTAL-LIABILITY-AND-EQUITY]  277697
[SALES]             155219
[TOTAL-REVENUES]         156262
[CGS]                    65299
[TOTAL-COSTS]       65299
[OTHER-EXPENSES]         64588
[LOSS-PROVISION]         0
[INTEREST-EXPENSE]       1806
[INCOME-PRETAX]      28638
[INCOME-TAX]        9447
[INCOME-CONTINUING] 19191
[DISCONTINUED]      0
[EXTRAORDINARY]          0
[CHANGES]           0
[NET-INCOME]        19191
[EPS-PRIMARY]       .95
[EPS-DILUTED]       .89