Form 10-Q
period 1998-03-29
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1998-05-13
CIK 908985

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

                 For the quarterly period ended March 29, 1998

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

                         Yes X  No _______

The number of Common Shares of the registrant outstanding on May 11, 1998, was 31,012,591.

                                     INDEX


Part I.                FINANCIAL INFORMATION                      PAGE

Item 1.                Financial Statements

                               Consolidated Balance Sheets as of March
                               29, 1998, and December 28,
1997
3
                               Consolidated Statements of Income
                               for the Three Months Ended March 29,
                               1998, and March 30,
1997                             4
                               Consolidated Statements of Cash Flows
                               for the Three Months Ended March 29,
                               1998, and March 30,
1997                             5
                               Notes to Financial
Statements                       6

Item 2.                   Management's Discussion and Analysis of Financial
                          Condition and Results of
Operations
8

PART II.               OTHER INFORMATION

Item 1.                Legal
Proceedings                                             14

Item 2.                Changes in
Securities                                        15

Item 6.                Exhibits and Reports on Form 8-K                   15

Signatures                                                            S-1

                                                  LEVEL ONE COMMUNICATIONS,
INC.
                                                    CONSOLIDATED BALANCE
SHEETS
                                               March 29, 1998, and December
28, 1997
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


 March 29, 1998               December 28, 1997


      (Unaudited)
ASSETS
     Current Assets:
        Cash and cash equivalents                                  $
20,879                   $    25,234
         Short-term investments
103,164                       112,560
         Trade Accounts receivable, net of allowance
           for doubtful accounts of $493 and $343
           for 1998 and 1997, respectively
32,549                          30,079
         Other
receivables
1,084                            2,473

Inventories
28,487                          26,118
         Other current
assets
6,906                            6,552
                  Total current
assets
193,069                        203,016
          Property and equipment, net
34,811                          31,795
          Long-term investments
38,186                          21,559
          Foundry
deposits
16,781                          14,000
          Other
assets
5,496                            7,327
                   Total assets
$         288,343                   $  277,697

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
         Current portion of capital lease obligations    $
1,205                    $        1,201
         Accounts
payable
20,692                            20,614
         Accrued payroll
costs
3,791                              4,591
         Other accrued
liabilities
13,213                             10,371
                   Total current
liabilities
38,901                             36,777
         Convertible subordinated notes
115,000                           115,000
         Capital lease obligations, less current portion
1,903                               2,175
         Deferred lease
expense
259                                  300
                   Total
liabilities
156,063                            154,252
     Shareholders' Equity:
          Common Stock, no par value
93,220                              91,897
              Authorized - 236,250,000 shares
              Outstanding - 30,924,472 and 30,750,701
                      shares for 1998 and 1997, respectively
           Retained
earnings
39,060                             31,548
                    Total shareholders' equity
132,280                            123,445
      Total liabilities and shareholders' equity               $
288,343                       $  277,697
         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                                                  LEVEL ONE COMMUNICATIONS,
INC.
                                               CONSOLIDATED STATEMENTS OF
INCOME
                                                March 29, 1998, and March 30,
1997
                                                            (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Three Months Ended
                                                                    MARCH 29,
1998                    MARCH 30, 1997
  Revenues                                                       $
56,607                $           30,107
  Cost  of sales
23,491                            12,900
            Gross margin
33,116                            17,207
  Research & development
10,542                             6,341
  Sales & marketing
8,701                             4,299
  General & administrative
3,462                             1,802
            Total operating expenses
22,705                            12,442
  Operating income
10,411                             4,765
   Interest
income
2,123                               478
   Interest (expense)
(1,347)                             (162)
   Other
income
23                                50
   Income before provision for income taxes
11,210                             5,131
   Provision for income taxes
3,699                             1,674
   Net income
$             7,511               $             3,457
   Basic earnings per share                                 $
0.24                $             0.12
   Diluted earnings per share                              $
0.22                $             0.11

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             LEVEL ONE COMMUNICATIONS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH
FLOWS


    For Three Months Ended
   (IN THOUSANDS)                                 March 29,
1998                      March 30, 1997
Cash flows from operating activities:
     Net income                                               $
7,511               $          3,457
     Adjustments to reconcile net income to net cash
             provided by operating activities:
                   Depreciation and amortization
3,439                         2,153
     Changes in assets and liabilities:
                   Trade receivables
(2,470)                       (1,759)
                   Other receivables
1,389                              0
                   Inventories
(2,369)                         (221)
                   Deferred income tax benefit
-                             -
                   Prepaid expenses
(433)                           322
                   Accounts payable and accrued liabilities
2,120                         2,659
                   Deferred lease expense
(41)                             -
          Net cash provided by operating activities
9,146                         6,611
Cash flows from investing activities:
          Purchase of short-term investments
(19,726)                      (19,410)
          Proceeds from sales and maturities of short term investments


    29,122                        10,948
          Purchase of long-term investments
(20,511)                       (5,940)
          Proceeds from sales and maturities of long term investments


     3,884                         7,170
          Capital expenditures
(6,123)                       (4,132)
          Payments for related party notes receivable
-                             -
          Payments for foundry deposits and other assets


   (1,203)                          (32)
                Net cash provided by (used in) investing

activities
(14,557)                      (11,396)
Cash flows from financing activities:
           Net principal payments under capital lease obligations


     (268)                         (292)
           Proceeds from issuance of stock, net of
               repurchases and costs of issuance


     1,324                         1,236
                 Net cash provided by (used in) financing

activities
1,056                           944
Net increase (decrease) in cash and cash equivalents


   (4,355)                       (3,841)
Cash and cash equivalents at beginning of period
25,234                        20,251
Cash and cash equivalents at end of period  $           20,879
$           16,410
Supplementary disclosure of cash and noncash transactions
          Cash payments for:
                        Interest
$          70            $              162
                        Income taxes
435                           905

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)






NOTE 1 - BASIS OF PRESENTATION

The   accompanying   unaudited  financial  statements  have  been  prepared
in
accordance with generally  accepted accounting principles for interim financial
information and with the instructions to Form 10-Q and Article 10 of
Regulation
S-X.  Accordingly, they do not  include  all  of  the information and footnotes
required  by generally accepted accounting principles  for  complete financial
statements.   In  the  opinion  of  management,  all adjustments (consisting of
normal recurring accruals) considered necessary for  a  fair  presentation have
been  included.  Operating results for the three month period ended  March
29,
1998, are  not  necessarily  indicative of the results that may be expected for
the year ending December 27, 1998.   The information reported in this Form
10-Q
should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange
Commission for the year ended December 28, 1997, and subsequent filings with the Securities and Exchange Commission.

All share and per share numbers in this Report reflect the effect of a 3-for-2 stock split effective on March 30, 1998.


NOTE 2 - COMPREHENSIVE INCOME

On  December  29,  1997, the Company adopted Statement of Financial
Accounting
Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale securities reported as a separate component of shareholders' equity. The Company's total comprehensive income for the period was $7,530 million and $3,469 million as of March 29,
1998 and March 30, 1997, respectively.


NOTE 3 - EARNINGS PER SHARE

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



                       PER SHARE AMOUNT
   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
INCOME                       SHARES
                                  Net income
        March 29, 1998                           $   7,511
        March 30, 1997                               3,457
              BASIC EPS: income available to
                         common shareholders
        March 29, 1998                                         $
7,511                30,817          $         0.24
        March 30, 1997
3,457                29,984                    0.12
              Effect of dilutive securities:
                     Convertible debentures:
        March 29, 1998                                        $
854                 4,313
        March 30, 1997

-                     -
                                    Options:
        March 29,
1998                                                                    2,213
                                                                        -
        March 30,
1997                                                                    1,760
                                                                        -
     DILUTED EPS: income available to common
       stockholders plus assumed conversions
        March 29, 1998                                         $
8,365                37,343          $         0.22
        March 30, 1997
3,457                31,744                    0.11




NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories as of March 29, 1998 and December 28, 1997 consist of:

(IN THOUSANDS)                      MARCH 29, 1998
DECEMBER
28, 1997
Raw materials                                  $
15,390                           $    8,829
Work-in-process
7,032                             13,135
Finished goods
6,065                               4,154
     Total inventories                         $
28,487                           $  26,118

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation is provided on a straight-line basis, they are comprised of the following:

(IN THOUSANDS)                                MARCH 29, 1998
DECEMBER 28, 1997
Machinery and equipment                            $
37,112                          $  36,222
Furniture and fixtures
23,020                             18,066
Leasehold improvements
3,662                              3,383

63,794                             57,671
Less-Accumulated depreciation
(28,983)                           (25,876)
                                                   $
34,811                          $  31,795



NOTE 6 - LONG-TERM DEBT

The Company sold $115 million of 4% convertible subordinated notes during 1997.
The notes will mature on September 1, 2004. Unless previously redeemed or repurchased, the notes are convertible at any time through the close of business on the final maturity date of the notes, into common stock of the
Company, at a conversion price of $26.67 per share. Interest on the notes is payable semi-annually, commencing March 1, 1998. Total interest accrued on the convertible subordinated notes at March 29, 1998 was approximately $353,000.

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



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this
Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of
Financial Condition and  Results  of Operations contained in the Company's
Form
10-K for the period ended December 28, 1997 filed with the Securities and
Exchange Commission on March 27, 1998, and any subsequent filings with the
Securities and Exchange Commission.

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


REVENUES

Revenues increased 88% to $56.6 million in the first quarter of 1998 compared to revenues of $30.1 million for the same quarter of 1997.
Sequentially,
revenues increased by 11% from $51.1 million in the fourth quarter of 1997.
During  the  quarter,  no  single customer represented  10%  of  revenues.
The
increased revenues reflect the substantial unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets, along with increases in the Company's customer base.

International revenues were $21.2 million  or  37.5% and $10.8 million or
36.0%
of  revenues,  respectively,  for  the  first  quarter   of   1998   and
1997,
respectively.   All  sales are denominated in U.S. dollars, thereby
eliminating
the impact of foreign currency exchange rate fluctuations on revenues.


GROSS MARGIN

Product gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar.
At 58.5%, gross product margins for the first quarter of 1998 were flat to the fourth quarter of 1997 and up from 57.1% for the first quarter of 1997. The margin increases from the first quarter of 1997 are due to the impact of cost reductions that were implemented during 1997.


RESEARCH AND DEVELOPMENT

Research and development  expenses  were  $10.5 million or 18.6% of revenues in
the first quarter of 1998 versus $6.3 million  or  21.1%  of   revenues  in
the
first quarter of 1997. The dollar increase in research and development expense is due to additions to the Company's design engineering staff and related new product design expenses.


SALES AND MARKETING

Sales and marketing expenses  were  $8.7  million  or  15.4% of revenues in the
first  quarter of 1998 versus $4.3 million or 14.3% of revenues  in  the first
quarter  of  1997.   The  increased  expenditures are primarily attributable
to
increased sales commissions along with the expansion of the Company's sales and marketing staffs and their related costs.


GENERAL AND ADMINISTRATIVE

In the first quarter of 1998, general  and  administrative  expenses  were
$3.5
million or 6.1% of revenues versus $1.8 million or 6.0% of revenues in the same period of 1997. The increased expenses are primarily attributable to additional staffing associated with the Company's growth.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity as of March 29, 1998, consisted of
$124.0  million  of cash, cash equivalents and short-term investments, and
$10
million available  under  the Company's revolving line of credit.  At March
29,
1998, the Company had no outstanding balance under this line of credit.
Working capital as of March 29, 1998, was $154.2 million.

During the first  three  months  of 1998, the Company generated $9.1 million of
cash from operating activities, as  compared to $6.6 million in the same period
in 1997. In both years, net cash generated  from  operations  during the period
was  primarily due to net income before depreciation and amortization expense.
This cash  generated  was  offset  by  the  net  changes  during the period for
inventories, accounts receivable, and accounts payable  These  changes  are due
primarily  to  expansion of the Company's business, and do not reflect material
changes in the way  the  Company  conducts  operations.  The Company spent
$6.1
million for capital expenditures during the first three months of 1998 as compared to $4.1 million for the same period of 1997.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors may have an impact on the Company's business:


MANUFACTURING RISKS

The Company does not manufacture  the silicon wafers used for its products.
The
Company's wafers are manufactured by  foundries  located  in the United
States,
Europe and Asia. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them in a timely manner at competitive prices.
The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity can fluctuate significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices. The Company's operating results depend in substantial part on its ability to maintain or increase the capacity available from its existing or new foundries. In 1994 and 1995, the Company experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, requiring the Company to transfer products to a new foundry. Although the Company believes that it has planned to meet customer demand, there can be no assurances that unforeseen demand, supplier interruptions or other changes will not have a material impact on the Company's business.

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


FACTORS AFFECTING OPERATING RESULTS

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

Increased demand  for  semiconductor  products may result in a reduction in the
availability of wafers from foundries.  Such capacity limitations may adversely
affect the Company's ability to deliver products  on  a timely basis and affect
the Company's margins. Additionally, the Company believes  that  during periods
of strong demand and/or restricted semiconductor capacity, customers will over-
order  to  assure  an  adequate supply. Certain of the Company's customers may
cancel  or  postpone  orders   without  notice  if  product  becomes
available
elsewhere.

Shortages of components from other suppliers could cause the Company's customers to cancel or delay programs incorporating the Company's products, resulting in the cancellation or delay of orders for the Company's products.


INTENSE COMPETITION

The  semiconductor industry is intensely competitive. The Company's competition
consists  of  semiconductor companies and semiconductor divisions of vertically
integrated  companies.   In   the   telecom  market,  the  Company's
principal
competitors are Rockwell International,  Inc.,  Crystal  Semiconductor, Inc.
(a
subsidiary  of  Cirrus  Logic,  Inc.) ("Crystal"), Dallas Semiconductor,
Inc.,
Lucent Technologies Inc. ("Lucent"),  PMC-Sierra  Inc.  and Siemens A.G. In
the
networking  market,  the  Company's  principal competitors are  Advanced
Micro
Devices, Inc., Broadcom Corporation, Crystal, Integrated Circuit Systems,
Inc.,
Lucent,  Micro  Linear  Corp.,  National  Semiconductor   Corporation,
Quality
Semiconductor,   Inc.,   Seeq   Technologies,   Inc.   and  Texas
Instruments,
Incorporated. Many of these competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of products.

The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of the Company's control. Such factors include, without limitation, success in designing and manufacturing new products, implementing new technologies, intellectual property programs, product quality, reliability, price, efficiency of production, and general economic conditions. There is no assurance that the Company will be able to compete successfully against current and future competitors. Increased competition may result in price erosion, reduced gross margins and loss of market share, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.


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


INCREASED LEVERAGE

As  a  result  of  the  Company's sale in August and September 1997 of  its
4%
Convertible Subordinated Notes due 2004 (the "Notes"), the Company has incurred approximately $115.0 million in additional indebtedness which increases the ratio of its long-term debt to its total capitalization from 3.0%, at June 29,
1997, to 47.0%, at March 29, 1998. This increased leverage will increase the
Company's interest expense substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures and/or forego potential acquisitions to be able to meet such requirements.


VOLATILITY OF NOTES AND STOCK PRICE

Economic and other external factors, many of which are beyond the control of the Company, may have a significant impact on the Company's business and on the market price of its Notes and the Common Stock. Such factors include, without limitation, fluctuations in product revenues and net income of the Company or its competitors, shortfalls in the Company's operating results from levels forecast by securities analysts, announcements concerning the Company, its competitors or customers, announcements of technological innovations by the
Company, its competitors or its customers, the introduction of new products or changes in product pricing policies by the Company, its competitors or its customers, market conditions in the industry and the general state of the securities market. In addition, the stock prices of many technology companies fluctuate significantly for reasons that may be unrelated or disproportionate to operating results. These fluctuations, as well as general economic, political and market conditions such as recession or international instability, may adversely affect the market price of the Company's Notes and the Common
Stock.


YEAR 2000 COMPLIANCE

The Company has reviewed its exposure to risks that could be caused if internal computer systems do not correctly recognize date information when the year changes to 2000. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of remedying internal systems that currently cannot process the date change will not have a material effect on the Company's financial position or overall trends in results of operations. The Company is also contacting critical suppliers of products and services to determine that the supplier's operations and the products and services they provide are year
2000 compliant. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.



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

ITEM 2.      CHANGES IN SECURITIES

On March 3, 1998, the Company's Certificate of Incorporation was amended to effect a 3-for-2 stock split to shareholders of record on March 9, 1998. The split was effective March 30, 1998.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits - 27.1--Financial Data Schedule, March 29, 1998

      (b)  Reports on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   LEVEL ONE COMMUNICATIONS, INCORPORATED



Date: May 10, 1998 By: /S/ ROBERT S. PEPPER
   Robert S. Pepper, Ph.D.
   Chairman of the Board of Directors,
   President and Chief Executive Officer
   (Principal Executive Officer)


Date: May 10, 1998 By:   /S/ JOHN KEHOE  John Kehoe
   Senior Vice President and Chief
   Financial Officer
   (Principal Financial Officer)

[DATE]

[ARTICLE] 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FINANCIAL
STATEMENTS FOR THE PERIOD ENDED MARCH 29, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[MULTIPLIER] 1,000
[CAPTION]
[PERIOD-TYPE] 3-MOS
[CAPTION]
[FISCAL-YEAR-END]          DEC-29,1997
[CAPTION]
[PERIOD-END]                         MAR-29-1998
[CASH]                    20,879
[SECURITIES]                                103,164
[RECEIVABLES]                    33,042
[ALLOWANCES]                         493
[INVENTORY]                                  28,487
[CURRENT-ASSETS]                  193,069
[PP&E]                    34,811
[DEPRECIATION]                    28,983
[TOTAL-ASSETS]                  288,343
[CURRENT-LIABILITIES]                    38,901
[BONDS]                   115,000
[PREFERRED-MANDATORY]                             0
[PREFERRED]                                                          0
[COMMON]                    93,220
[OTHER-SE]                    39,060
[TOTAL-LIABILITY-AND-EQUITY]          288,343
[SALES]                     56,607
[TOTAL-REVENUES]                     56,607
[CGS]                     23,491
[TOTAL-COSTS]                     23,491
[OTHER-EXPENSES]                     22,705
[LOSS-PROVISION]                             0
[INTEREST-EXPENSE]                       1,347
[INCOME-PRETAX]                     11,210
[INCOME-TAX]                      3,669
[INCOME-CONTINUING]                      7,511
[DISCONTINUED]                             0
[EXTRAORDINARY]                             0
[CHANGES]                             0
[NET-INCOME]                      7,511
[EPS-PRIMARY]           ---
[EPS-DILUTED]                        .22