Form 10-Q
period 1998-06-28
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1998-08-12
CIK 908985

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 28, 1998

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

                                Telephone:(916) 855-5000



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

The number of Common Shares of the registrant outstanding on August 11, 1998, was 35,168,142.

                                        INDEX

                                                                                                 Page
                                                                                                 ----

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Consolidated Balance Sheets as of June 28, 1998,
                    and December 28, 1997                                 ......................  3

                    Consolidated Statements of Income for the Three and
                    Six Months ended June 28, 1998, and June 29,
                    1997                                                  ......................  4

                    Consolidated Statements of Cash Flows for the Three
                    and Six Months ended June 28, 1998, and June 29,
                    1997                                                  ......................  5

                    Notes to Financial Statements                         ......................  6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        ......................  9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                          .....................  14

Item 2.        Changes in Securities                                      .....................  15

Item 6.        Exhibits and Reports on Form 8-K                           .....................  15

               Signatures                                                 ..................... S-1

                          LEVEL ONE COMMUNICATIONS, INCORPORATED
                                CONSOLIDATED BALANCE SHEETS
                            June 28, 1998, and December 28, 1997


(in thousands)                                                                  June 28, 1998            December 28, 1997
                                                                              -----------------         ------------------
                                                                                (unaudited)
ASSETS
  Current Assets:
  Cash and cash equivalents                                                    $       16,069              $       25,234
  Short-term investments                                                              103,017                     112,560
  Trade accounts receivable, net of allowance for doubtful accounts                    35,931                      30,080
    of $493 and $343 for 1998 and 1997, respectively
  Other receivables                                                                     7,278                       2,472
  Inventories                                                                          23,909                      26,118
  Deferred income tax benefit                                                           3,035                       4,050
  Other current assets                                                                  2,831                       2,502
                                                                                -------------                ------------

      Total current assets                                                            192,070                     203,016

 Property and equipment, net                                                           38,542                      31,795

  Long-term investments                                                                49,383                      21,559
  Foundry deposits                                                                     16,781                      14,000
  Other assets                                                                          5,059                       7,327
                                                                                -------------                ------------

      Total assets                                                              $     301,835               $     277,697
                                                                                =============               =============

Current Liabilities:
  Current portion of capital lease obligations                                  $       1,209               $       1,201
  Accounts payable                                                                     21,548                      20,614
  Accrued payroll costs                                                                 6,513                       4,591
  Deferred distributor revenues                                                         3,240                       2,490
  Other accrued liabilities                                                             8,769                       7,881
                                                                                -------------                ------------
      Total current liabilities                                                        41,279                      36,777

  Convertible subordinated notes                                                      115,000                     115,000
  Capital lease obligations, less current portion                                       1,625                       2,175
  Deferred lease expense                                                                  218                         300
                                                                                -------------                ------------

      Total liabilities                                                               158,122                     154,252

Shareholders' Equity:
  Common Stock, no par value                                                           97,426                      91,897
      Authorized - 236,250 shares
      Outstanding - 31,133 and 30,751 shares
        for 1998 and 1997, respectively
  Unrealized gain on investments                                                            4                         18
  Retained earnings                                                                    46,283                     31,530
                                                                                -------------                ------------

      Total shareholders' equity                                                      143,713                     123,445
                                                                                -------------                ------------

Total liabilities and shareholders' equity                                      $     301,835               $     277,697
                                                                                =============               =============

                    The accompanying notes are an integral part of these statements.

                                    LEVEL ONE COMMUNICATIONS, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF INCOME
                                       June 28, 1998, and June 29, 1997
                                                (unaudited)

(in thousands, expect per share amounts)                Three Months Ended                  Six Months Ended
                                                 --------------------------------   ---------------------------------
                                                   June 28, 1998   June 29, 1997      June 28, 1998    June 29, 1997
                                                  --------------   -------------      -------------    --------------

Revenues                                                 $60,362        $ 32,642           $116,969         $ 62,749
Cost  of revenues                                         25,002          13,566             48,493           26,466
                                                      ----------      ----------         ----------       ----------

       Gross margin                                       35,360          19,076             68,476           36,283

Research & development                                    10,632           6,738             21,174           13,079
Sales & marketing                                          9,007           4,754             17,708            9,053
General & administrative                                   5,813           2,221              9,275            4,023
                                                      ----------      ----------         ----------       ----------
       Total operating expenses                           25,452          13,713             48,157           26,155
                                                      ----------      ----------         ----------       ----------

Operating income                                           9,908           5,363             20,319           10,128

Interest income                                            2,478             475              4,227              953
Interest expense                                          (1,690)             (6)            (2,659)            (150)
Other income                                                 112              23                132               55
                                                      ----------      ----------         ----------       ----------

Income before provision for income taxes                  10,808           5,855             22,019           10,986

Provision for income taxes                                 3,566           1,932              7,266            3,605
                                                      ----------      ----------         ----------       ----------

Net income                                               $ 7,242        $  3,923           $ 14,753         $  7,381
                                                      ==========      ==========         ==========       ==========

Basic earnings per share                                 $   .23        $    .13           $    .48         $    .24
Diluted earnings per share                               $   .22        $    .12           $    .44         $    .23

                   The accompanying notes are an integral part of these statements.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For Six Months Ended
                                                                      ------------------------------------
(In thousands)                                                         June 28, 1998        June 29, 1997
                                                                      ---------------      ---------------
Cash flows from operating activities:
   Net income                                                                $ 14,735             $  7,380
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              6,001                4,516
   Changes in assets and liabilities:
     Trade receivables                                                         (5,851)              (2,564)
     Inventories                                                                2,209               (7,486)
     Deferred tax assets                                                        1,015                  322
     Other current assets                                                      (3,573)                 471
     Accounts payable and accrued liabilities                                   4,494                5,704
     Deferred lease expense                                                       (82)                 (68)
                                                                           ----------           ----------
   Net cash provided by operating activities                                   18,948                8,275
                                                                           ----------           ----------
Cash flows from investing activities:
   Purchase of short-term investments                                         (20,796)             (30,341)
   Proceeds from sales and maturities of short-term investments                30,339               21,719
   Purchase of long-term investments                                          (31,609)              (7,740)
   Proceeds from sales and maturities of long-term investments                  3,785               10,630
   Purchase of property and equipment                                         (12,272)              (7,888)
   Payments for foundry deposits and other assets                              (2,551)                (103)
                                                                           ----------           ----------
        Net cash provided by investing activities                             (33,104)             (13,723)
                                                                           ----------           ----------
Cash flows from financing activities:
   Net principal payments under capital lease obligations                        (542)                (567)
   Proceeds from issuance of stock, net of
     repurchases and costs of issuance                                          5,533                2,199
                                                                           ----------           ----------
        Net cash used in financing activities                                   4,991                1,632
                                                                           ----------           ----------
Decrease in cash and cash equivalents                                          (9,165)              (3,816)
Cash and cash equivalents at beginning of period                               25,234               20,251
                                                                           ----------           ----------
Cash and cash equivalents at end of period                                   $ 16,069             $ 16,435
                                                                           ==========           ==========


Supplementary disclosure of cash and noncash transactions

     Cash payments for:

        Interest                                                             $ 1,687              $   295

        Income taxes                                                             227                   80



                The accompanying notes are an integral part of these statements.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

The accompanying audited and unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1997, and subsequent filings with the Securities and Exchange Commission.

All share and per share numbers in this Report reflect the effect of a 3-for-2 stock split effected on March 30, 1998.


NOTE 2 - COMPREHENSIVE INCOME

On December 29, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale securities reported as a separate component of shareholders' equity. The Company's total comprehensive income for the period ended June 28, 1998 was $7,238 million and $3,911 million for the period ended June 29, 1997.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator (income) and denominator (shares) of basic and diluted earnings per share for the periods ending June 28, 1998 and June 29, 1997.


                                                                                          Per Share
(in thousands, except earnings per share)                   Income         Shares          Amount
                                                         -----------    ------------    ------------

 Quarter Ending:
 Net income:
    June 28, 1998                                           $  7,242
    June 29, 1997                                              3,923

 Basic EPS: income available to
  common shareholders
    June 28, 1998                                           $  7,242          30,988           $0.23
    June 29, 1997                                              3,923          30,288            0.13

 Effect of dilutive securities:
   Convertible debentures:
    June 28, 1998                                           $    854           4,313
    June 29, 1997                                                  -               -

   Options:
    June 28, 1998                                                  -           2,100
    June 29, 1997                                                  -           1,801

 Diluted EPS: income available to common
   stockholders plus assumed conversions
    June 28, 1998                                           $  8,096          37,401           $0.22
    June 29, 1997                                              3,923          32,089            0.12

------------------------------------------------------------------------------------------------------

Year-To-Date
Net income:
    June 28, 1998                                           $ 14,753
    June 29, 1997                                              7,381

Basic EPS: income available to
   common shareholders
    June 28, 1998                                           $ 14,753         30,903            $0.48
    June 29, 1997                                              7,381         30,136             0.24

Effect of dilutive securities:
   Convertible debentures:
    June 28, 1998                                           $  1,708          4,313
    June 29, 1997                                                  -              -

Options:
    June 28, 1998                                                  -          2,157
    June 29, 1997                                                  -          1,781

Diluted EPS: income available to common
   stockholders plus assumed conversions
    June 28, 1998                                           $ 16,461         37,373            $0.44
    June 29, 1997                                              7,381         31,917             0.23

Note 4 - Inventories

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories as of June 28, 1998 and December 28, 1997 consisted of:

(in thousands)

                                 June 28, 1998        December 28, 1997
                                ---------------      -------------------
Raw materials                         $  5,465                $  8,829
Work-in-process                         10,417                  13,135
Finished goods                           8,027                   4,154
                                    ----------              ----------
   Total inventories                  $ 23,909                $ 26,118
                                    ==========              ==========

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciation is provided on a straight-line basis over their estimated useful lives; property and equipment consists of the following:

(in thousands)
                                   June 28, 1998       December 28, 1997
                                 ---------------      -------------------
Machinery and equipment                 $ 40,155               $ 36,22
Furniture and fixtures                    25,151                 18,06
Leasehold improvements                     4,638                  3,38
                                      ----------            ----------
                                          69,943                 57,67
Less-Accumulated depreciation            (31,402)              (25,876)
                                      ----------            ----------
                                        $ 38,542              $ 31,795
                                      ==========            ==========


Note 6 - Convertible Subordinated Notes

The Company sold $115 million of 4% convertible subordinated notes during 1997. The notes will mature on September 1, 2004. Unless previously redeemed or repurchased, the notes are convertible at any time through the close of business on the final maturity date of the notes, into common stock of the Company, at a conversion price of $26.67 per share. Interest on the notes is payable semi-annually, commencing March 1, 1998. Total interest accrued on the convertible subordinated notes at June 28, 1998 was approximately $1,500,000.

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

Note 7 - Subsequent Event

On July 6, 1998, the Company completed a business combination with Acclaim Communications Incorporated ("Acclaim") which is a provider of Fast Ethernet and Gigabit Ethernet switches and integrated Multi Service access products. The combination was a stock for stock merger that will be accounted for as a "pooling-of-interests." Accordingly, the Company's historical consolidated financial statements presented in the future will be restated to include the financial position and results of operations of Acclaim. As a result of the merger, the outstanding shares of Acclaim capital stock and options and warrants to purchase Acclaim capital stock were converted into the right to receive an aggregate of 5,000,000 shares of the Company's common stock worth approximately $125 million as of the merger date.

The following unaudited pro forma summary presents the consolidated results of operations of the company as if the merger had occurred on June 29, 1997.

                                                Three Months Ended                        Six Months Ended
                                          --------------------------------       ----------------------------------
                                           June 28, 1998    June 29, 1997          June 28, 1998    June 29, 1997
                                          ---------------  ---------------       ----------------  ----------------
(in thousands, except per share amounts)
Revenues                                     $   60,497      $   32,642            $    117,127      $    62,749
Net income                                        3,943           2,727                   9,657            4,989
Earnings per share:
     Basic                                   $     0.11      $     0.08            $       0.27      $      0.14
     Diluted                                 $     0.11      $     0.07            $       0.27      $      0.14


The above amounts are based on certain assumptions and estimates which the company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above. The effects of anticipated changes in accounting methods and elimination of intercompany transactions are expected to be immaterial.

The Company's acquisition transactions costs incurred as of June 28, 1998 totaled $1.8 million and are included in general and administrative costs in the accompanying consolidated statements of income.


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


RESULTS OF OPERATIONS

Revenues

Revenues increased 85% to $60.4 million in the second quarter of 1998 compared to revenues of $32.6 million for the same quarter of 1997. Revenues increased by 7% from $56.6 million in the first quarter of 1998. During the quarter, sales to D-link, Inc. represented 11% of total revenues. The increased revenues reflect unit sales growth due to the continued market acceptance of the Company's products in both the networking and transmission markets.

International revenues were $23.2 million or 39% of revenues and $10.8 million or 33% of revenues, respectively, for the second quarter of 1998 and 1997. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues.

Gross Margin

Product gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar. At 58.6%, gross product margins for the second quarter of 1998 were up slightly from the first quarter of 1998 and up from 58.1% for the second quarter of 1997. Gross product margins for the first six months of 1998 was 58.5% versus 57.8% for the first six months of 1997, the increase is due to the impact of cost reductions implemented during the second half of 1997 and the first half of 1998.


RESEARCH AND DEVELOPMENT

Research and development expenses were $10.6 million or 17.6% of revenues in the second quarter of 1998 versus $6.7 million or 20.6% of revenues in the second quarter of 1997. For the first six months of 1998 research and development expenses were $21.2 million or 18.1% of revenues versus $13.1 million or 20.8% of revenues for the first six months of 1997. The dollar increase in research and development expense is due to additions to the Company's design engineering staff and related new product design expenses.


SALES AND MARKETING

Sales and marketing expenses were $9.0 million or 14.9% of revenues in the second quarter of 1998 versus $4.7 million or 14.6% of revenues in the second quarter of 1997. Sales and marketing expenses for the first six months of 1998 were $17.7 million or 15.1% of revenues versus $9.1 million or 14.4% of revenues for the same period in 1997. The increased expenditures are primarily attributable to the expansion of the Company's sales and marketing staffs and their related costs.


General and Administrative

General and administrative expenses for the second quarter were $5.8 million or 9.6% of revenues versus $2.2 million or 6.8% of revenues for the second quarter of 1997. For the first six months of 1998 general and administrative expenses were $9.3 million or 7.9% of revenues versus $4.0 million or 6.4% for the same period in 1997. During the second quarter of 1998 the Company incurred a $1.8 million one time charge for transaction costs associated with the acquisition of Acclaim Communications, Inc. Excluding the one time charge, expenses for the second quarter of 1998 were $4.0 million or 6.6% of revenues and $7.5 million or 6.3% of revenues for the first six months of 1998.

Liquidity and Capital Resources

The Company's principal sources of liquidity as of June 28, 1998, consisted of $119.1 million of cash, cash equivalents and short-term investments. Working capital was $150.8 million at June 28, 1998 and $166.2 million at December 28, 1997. During the first six months of 1998, the Company generated $18.9 million of cash from operating activities, as compared to $8.3 million in the same period in 1997. In both periods, net cash generated from operations during the period was primarily due to net income before depreciation and amortization expense. This was offset by the net changes during the period for inventories, accounts receivable, and accounts payable. These changes are due primarily to expansion of the Company's business, and do not reflect material changes in the way the Company conducts operations. The Company spent $12.3 million for capital expenditures during the first six months of 1998 as compared to $7.9 million for the same period in 1997.

Management believes that, in addition to current financial resources, adequate capital resources are available to satisfy the Company's investment and capital programs. Management believes that the Company's cash flow is sufficient to maintain its current operations.

Factors That May Affect Future Results

The following factors may have an impact on the Company's business:


Manufacturing Risks

The Company does not manufacture the silicon wafers used for its products. The Company's wafers are manufactured by foundries located in the United States, Europe and Asia. The Company depends upon these suppliers to produce wafers at acceptable yields and to deliver them in a timely manner at competitive prices. The Company may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity can fluctuate significantly. During periods of constrained supply, the Company may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices. The Company's operating results depend, in substantial part, on its ability to maintain or increase the capacity available from its existing or new foundries. In 1994 and 1995, the Company experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, requiring the Company to transfer products to a new foundry. Although the Company believes that it has planned to meet customer demand, there can be no assurances that unforeseen demand, supplier interruptions or other changes will not have a material impact on the Company's business.

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

Dependence on New Products

The Company's future success depends on its ability to timely develop and introduce new products which compete effectively. Because of the complexity of its products, the Company may experience delays in completing development and introduction of new products, and, as a result, not achieve the market share anticipated for such products. The Company's strategy is to develop products for the fastest growing segments of the communications market. The Company conducts its own analysis of market trends and reviews forecasts and information provided by industry analysts. Market conditions may change rapidly as technology, economic, or user-preference conditions cause different communications technologies to experience growth other than that forecast by the Company or others. There can be no assurance that the Company will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product tends to decrease over the product's life. To offset such price decreases, the Company relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to existing product lines. To the extent that cost reductions and new product introductions with higher margins do not occur in a timely manner, or the Company's products do not achieve market acceptance, the Company's operating results could be materially affected.


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


Intellectual Property

The Company relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources for the Company. Any infringement claim or other litigation against or by the Company could have a material effect on the Company's financial condition and results of operations. In November 1995, the Company commenced infringement litigation against a competitor. See "Legal Proceedings".


Semiconductor Industry

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, factors which may affect the market price of the Company's Common Stock. As is common in the semiconductor industry, the Company frequently ships more product in the third month of a quarter than in the other months. If a disruption in the Company's production or shipping occurs near the end of a quarter, the Company's revenues for that quarter could be materially affected.

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


Intense Competition

The semiconductor industry is intensely competitive. The Company's competition consists of semiconductor companies and semiconductor divisions of vertically integrated companies. In the telecom market, the Company's principal competitors are Rockwell International, Inc., Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.) ("Crystal"), Dallas Semiconductor, Inc., Lucent Technologies Inc. ("Lucent"), PMC-Sierra Inc. and Siemens A.G. In the networking market, the Company's principal competitors are Advanced Micro Devices, Inc., Broadcom Corporation, Crystal, Integrated Circuit Systems, Inc., Lucent, Micro Linear Corp., National Semiconductor Corporation, Quality Semiconductor, Inc., Seeq Technologies, Inc. and Texas Instruments, Inc. Many of these competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of products.

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

Increased Leverage

As a result of the Company's sale in August and September 1997 of its 4% Convertible Subordinated Notes due 2004 (the "Notes"), the Company has incurred approximately $115.0 million in additional indebtedness which increases the ratio of its long-term debt to its total capitalization from 3.0%, at June 29, 1997, to 44.8%, at June 28, 1998. This increased leverage will increase the Company's interest expense substantially. The degree to which the Company will be leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, the Company could be forced to reduce other expenditures and/or forego potential acquisitions to be able to meet such requirements.


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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 28, 1995, the Company initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet system products. The suit seeks damages and injunctive relief, Seeq has denied the allegations. On January 21, 1998, the Court denied Seeq's motion to declare claims of the Level One patents invalid. The Court also permitted Seeq to amend its counterclaim to include a claim that certain of the Company's products infringe Seeq's U.S. Patent 5,504,738; the Company has denied these allegations. Trial is set for August 1998. Although the Company does not believe such litigation will have a material impact on the Company, litigation, regardless of its outcome, could result in substantial cost and diversion of resources of the Company. See "Factors That May Affect Future Results".

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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - 27.1--Financial Data Schedule, June 28, 1998

            (b) Reports on Form 8-K - Agreement and Plan of Reorganization filed on July 17, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    LEVEL ONE COMMUNICATIONS, INCORPORATED



Date:  August 12, 1998          By:  /s/ Robert S. Pepper
              --                     --------------------------------
                                          Robert S. Pepper, Ph.D.
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 12, 1998          By:  /s/ John Kehoe
              --                   ------------------------
                                          John Kehoe
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)