Form 10-Q
period 1998-09-27
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1998-11-12
CIK 908985

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22068

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

        State: Delaware                 IRS Employer ID No.: 33-0128224

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

The number of Common Shares of the registrant outstanding on November 9, 1998, was 35,790,738.

                                 [INDEX HERE]


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                Consolidated Balance Sheets as of September 27, 1998,
                and December 28, 1997                                       3

                Consolidated Statements of Income for the Three and
                Nine Months ended September 27, 1998, and
                September 28, 1997                                          4

                Consolidated Statements of Cash Flows as of
                September 27, 1998, and September 28, 1997                  5

                Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits and Reports on Form 8-K                                 15

          Signatures                                                      S-1


                   LEVEL ONE COMMUNICATIONS, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                  September 27, 1998 and December 28, 1997

(in thousands)
                                                           September 27, 1998   December 28, 1997
                                                           ------------------   ----------------
                                                               (unaudited)
ASSETS
        Current Assets:
         Cash and cash equivalents                              $  6,741          $  25,743
         Short-term investments                                   88,921            112,560
         Trade accounts receivable, net
          of allowance for doubtful accounts
          of $493 and $343 for September 27, 1998
          and December 28, 1997, respectively                     43,029             30,191
         Inventories                                              18,963             26,699
         Deferred tax assets, net                                  2,049              4,050
         Other current assets                                      6,609              5,380
                                                               ---------          ---------
                Total current assets                             166,312            204,623

         Property and equipment, net                              43,282             32,893
         Long-term investments                                    72,829             21,559
         Foundry deposits                                         16,615             14,000
         Other assets                                              4,917              7,404
                                                               ---------          ---------
                Total assets                                   $ 303,955          $ 280,479
                                                               =========          =========

        Current Liabilities:
         Current portion of capital lease obligations              1,223              1,201
         Accounts payable                                         18,998             22,687
         Accrued payroll costs                                     7,260              4,719
         Deferred revenue                                          3,332              2,490
         Other accrued liabilities                                11,791             16,570
                                                               ---------          ---------
                Total current liabilities                         42,604             47,667

         Convertible subordinated notes                          115,000            115,000
         Capital lease obligations, less current portion           1,343              2,175
         Deferred lease expense                                      177                300
                                                               ---------          ---------
                Total liabilities                                159,124            165,142
                                                               ---------          ---------

        Shareholders' Equity:
         Common Stock, no par value                              109,048             96,594
                Authorized-236,250 shares
                Outstanding-35,252 and 33,305 shares
                 for September 27, 1998 and
                 December 28, 1997, respectively
         Unrealized gain on investments                              150                 18
         Retained earnings                                        35,633             18,725
                                                               ---------          ---------
                Total shareholders' equity                       144,831            115,337

        Total liabilities and shareholders' equity             $ 303,955          $ 280,479
                                                               =========          =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.


                                              LEVEL ONE COMMUNICATIONS, INCORPORATED
                                            UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share amounts)

                                                  Three Months Ended                            Nine Months Ended
                                      -------------------------------------------      -----------------------------------------
                                      September 27, 1998       September 28, 1997      September 27, 1998     September 28, 1997
                                      ------------------       ------------------      ------------------     ------------------
Revenues                                 $  66,616                $  42,629                $  183,742            $ 105,475
Cost of revenues                            27,543                   17,337                    77,086               44,383
                                          --------                ---------                ----------            ---------
        Gross margin                        39,073                   25,292                   106,656               61,092

Operating Expenses:
   Research & development                   13,219                    9,122                    36,651               24,401
   Sales & marketing                         9,743                    6,986                    28,258               16,663
   General & administrative                  4,455                    3,312                    15,803                7,947
                                          --------                ---------                ----------            ---------
        Total operating expenses            27,417                   19,420                    80,712               49,011

Operating income                            11,656                    5,872                    25,944               12,081

Interest income                              2,570                    1,129                     6,859                2,082
Interest expense                            (1,347)                    (539)                   (4,467)                (685)
Other income                                    13                       93                        96                  169
                                          --------                ---------                ----------            ---------
Income before provision
 for income taxes                           12,892                    6,555                    28,432               13,647
Provision for income taxes                   4,254                    2,660                    11,523                6,268
                                          --------                ---------                ----------            ---------

Net income                                $  8,638                $   3,895                $   16,909            $   7,379
                                          ========                =========                ==========            =========
Basic earnings per share                  $   0.25                $    0.12                $     0.49            $    0.22
Diluted earnings per share                $   0.23                $    0.11                $     0.45            $    0.21


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       LEVEL ONE COMMUNICATIONS, INCORPORATED
             SUPPLEMENTAL UNAUDITED CONSOLICATED STATEMENTS OF CASH FLOWS



                                                                             For Nine Months Ended
                                                                   ------------------------------------------
(in thousands)                                                     September 27, 1998      September 28, 1997
                                                                   ------------------      ------------------
Cash flows from operating activities:
   Net income                                                        $       16,909           $     7,379
   Adjustments to reconsile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                           10,468                 7,018
     Deferred income tax benefit                                              2,001                  (486)
  Changes in assets and liabilites, net of effect of acquisition
     Trade receivables                                                      (12,838)              (10,640)
     Inventories                                                              7,736               (14,119)
     Other current assets                                                    (1,229)                 (423)
     Accounts payable and accrued liabilites                                 (3,246)               15,619
     Deferred revenue                                                        (1,839)                1,323
     Deferred lease expense                                                    (123)                 (272)
                                                                     ----------------       ---------------

  Net cash provided by operating activities                                  17,839                 5,399
                                                                     ----------------       ---------------

Cash flows from investing activities:
  Purchase of short-term investments                                         (6,700)              (46,795)
  Proceeds from sales and maturities                                         30,399                35,953
  Purchase of long-term investmests                                         (31,609)              (19,024)
  Proceeds from sazzles and maturities of long-term investments             (19,530)               20,567
  Purchase of property and equipment                                        (20,067)              (14,137)
  Payments for foundry deposits and other assets                               (918)               (9,202)
                                                                     ----------------        --------------
        Net cash used in invsting activity                                  (48,485)              (32,638)
                                                                     ----------------        --------------

Cash flows from financing activites:
  Proceeds from issuance of notes                                                 -                2,782
  Proceeds from issuance of convertible subordinated
   notes, net of issuance costs                                                   -              115,000
  Net principal payments under capital lease obligations                       (810)                (680)
  Proceeds from issuance of stock, net of
   costs of issuance:                                                        12,454                4,804
                                                                     ----------------       ---------------
        Net cash provided by financing activities                            11,644              121,906
                                                                     ----------------       ---------------
Net increase (decrease) in cash and cash equivalents                        (19,002)              94,667
Cash and cash equivalents at beginning of period                             25,743               23,234

                                                                     ----------------       ----------------
Cash and cash equivialents at end of period                            $      6,741          $   117,901
                                                                     =================      ================

Supplementary disclosure of cash and noncash transactions
     Cash payments for:
        Interest                                                       $      1,312         $        248
        Income taxes                                                             89                   42


                The accompanying notes are an integral part
                 of these consolidated financial statements.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying audited and unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. The information reported in this Form 10-Q should be read in conjunction with the financial statements and footnotes contained in Level One's Form 10-K filed with the Securities and Exchange Commission for the year ended December 28, 1997, and subsequent filings with the Securities and Exchange Commission.

On July 6, 1998, Level One completed a merger with Acclaim Communications, Inc., which was accounted for as a pooling of interest. Accordingly, all periods presented affect the combined operations of the merged companies.

All share and per share numbers in this Report reflect the effect of a 3-for-2 stock split effected on March 30, 1998.

NOTE 2 - COMPREHENSIVE INCOME

On December 29, 1997, Level One adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For Level One, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale securities reported as a separate component of shareholders' equity. Level One's total comprehensive income for the period ended September 27, 1998 was $17,059 million and $8,638 million for the period ended September 28, 1997.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerator (income) and denominator (shares) of basic and diluted earnings per share for the periods ending September 27, 1998 and September 28, 1997. No conversion is assumed for the convertible subordinated notes for the quarter ending September 28, 1997 and for year-to-date 1997 and 1998 because it would have an anti-dilutive effect on earnings per share.


                                                                                PER SHARE
(in thousands, except per share amounts)        INCOME          SHARES            AMOUNT
                                                ------          ------          ---------
QUARTER ENDING:
Net income:
        September 27, 1998                    $  8,638
        September 28, 1997                       3,895

BASIC EPS: income available to
 common shareholders
        September 27, 1998                    $  8,638          35,101          $  0.25
        September 28, 1997                       3,895          33,176             0.12

Effect of dilutive securities:
 Convertible debentures:
        September 27, 1998                    $    854           4,312             0.20
        September 28, 1997                           -               -

 Options:
        September 27, 1998                           -           2,623
        September 28, 1997                           -           2,825

DILUTED EPS: income available to common
 stockholders plus assumed conversions
        September 27, 1998                    $  9,492          42,036          $  0.23
        September 28, 1997                       3,895          36,001             0.11

------------------------------------------------------------------------------------------

YEAR-TO-DATE
Net income:
        September 27, 1998                      16,909
        September 28, 1997                       7,379

BASIC EPS: income available to common
 shareholders
        September 27, 1998                      16,909          34,188             0.49
        September 28, 1997                       7,379          32,992             0.22

 Options:
        September 27, 1998                           -           2,939
        September 28, 1997                           -           2,386

DILUTED EPS: income available to common
 stockholders plus assumed conversions
        September 27, 1998                      16,909          37,127             0.45
        September 28, 1997                       7,379          35,378             0.21



NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories as of September 27, 1998 and December 28, 1997 consisted of:

(in thousands)

                                  September 27, 1998    December 28, 1997
                                  ------------------    -----------------
        Raw materials                   $ 8,518             $  9,133
        Work-in-process                     835               13,412
        Finished goods                    9,610                4,154
                                        -------             --------
           Total inventories            $18,963             $ 26,699
                                        -------             --------

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciation is provided on a straight-line basis over their useful lives; property and equipment consists of the following:

(in thousands)
                                  September 27, 1998    December 28, 1997
                                  ------------------    -----------------
        Machinery and equipment        $ 45,298             $ 37,067
        Furniture and fixtures           29,166               18,632
        Leasehold improvements            4,709                3,407
                                       --------             --------
                                         79,173               59,106
        Less-Accumulated depreciation   (35,891)             (26,213)
                                       --------             --------
                                       $ 43,282             $ 32,893
                                       --------             --------

NOTE 6 - SUBSEQUENT EVENT

On November 9, 1998, Level One signed a definitive agreement to acquire Jato Technologies, Inc. Jato is a silicon provider of high performance, multi-speed Gigabit Ethernet controller technology. Under the terms of the transaction, which will be accounted for as a pooling of interests, Level One will issue shares that total approximately $80 million in exchange for all outstanding equity interests of Jato. Accordingly, Level One's historical consolidated financial statements presented in the future will be restated to include the financial position and results of operations of Jato.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Level One's Form 10-K for the period ended December 28, 1997 filed with the Securities and Exchange Commission on March 27, 1998, and any subsequent filings with the Securities and Exchange Commission.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding Level One's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to Level One on the date hereof, and Level One assumes no obligation to update any such forward-looking statements. Level One's actual results could differ materially from those anticipated in these forward-looking statements. See "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

REVENUES

Revenues increased 56% to $66.6 million in the third quarter of 1998 compared to revenues of $42.6 million for the same quarter of 1997. Revenues increased 15% sequentially from $56.6 million in the second quarter of 1998. During the quarter, Level One recognized $1.9 million of deferred revenues. Sales to Flextronics Technologies, Inc. represented 10.5% of total revenues. The increased revenues reflect the unit sales growth due to the continued market acceptance of Level One's products in the fast ethernet networking markets.

International revenues were $28.1 million or 42% of revenues and $14.4 million or 34% of revenues, respectively, for the third quarter of 1998 and 1997. All sales are denominated in U.S. dollars, thereby eliminating the impact of foreign currency exchange rate fluctuations on revenues.

GROSS MARGIN

Gross margin is affected by several factors, including average selling prices, the mix between older and newer products, test equipment utilization, manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar. At 58.7%, gross margins for the third quarter of 1998 were up slightly from the second quarter of 1998 and down from 59.3% for the third quarter of 1997 due to the impact of pooling adjustments from the Acclaim Communications, Inc. acquisition. Gross margins for the first nine months of 1998 were 58.0% versus 57.9% for the first nine months of 1997.

RESEARCH AND DEVELOPMENT

Research and development expenses were $13.2 million or 19.8% of revenues in the third quarter of 1998 versus $9.1 million or 21.4% of revenues in the third quarter of 1997. For the first nine months of 1998 research and development expenses were $36.7 million or 19.9% of revenues versus $24.4 million or 23.1% of revenues for the first nine months of 1997. The dollar increase in research and development expense is due to additions to Level One's design engineering staff and related new product design expenses, however, the decline in spending as a percent of revenues is a result of the growth in revenues and not a result in a decline in research and development costs incurred.

SALES AND MARKETING

Sales and marketing expenses were $9.7 million or 14.6% of revenues in the third quarter of 1998 versus $7.0 million or 16.4% of revenues in the third quarter of 1997. Sales and marketing expenses for the first nine months of 1998 were $28.3 million or 15.4% of revenues versus $16.7 million or 15.8% of revenues for the same period in 1997. The increased expenditures are primarily attributable to the expansion of Level One's sales and marketing staffs, their related costs and sales commissions on increased revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the third quarter were $4.5 million or 6.7% of revenues versus $3.3 million or 7.8% of revenues for the third quarter of 1997. For the first nine months of 1998 general and administrative expenses were $15.8 million or 8.6% of revenues versus $7.9 million or 7.5% for the same period in 1997. During the second quarter of 1998 Level One incurred a $2.8 million one time charge for transaction costs associated with the acquisition of Acclaim Communications, Inc. Excluding the one time charge, expenses for the first nine months of 1998 were $14.0 million or 7.6% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Level One's principal sources of liquidity as of September 27, 1998, consisted of $95.6 million of cash, cash equivalents and short-term investments. Working capital was $124 million at September 27, 1998 and $157 million at December 28, 1997. During the first nine months of 1998, Level One generated $17.8 million of cash from operating activities, as compared to $3.9 million in the same period in 1997. In both periods, net cash generated from operations during the period was primarily due to net income before depreciation and amortization expense. Cash was also impacted by the net changes in inventories, accounts receivable, net plant and equipment, accounts payable, and an increase in long term investments. These changes are due primarily to expansion of Level One's business, and do not reflect material changes in the way Level One conducts operations. Level One spent $20.0 million for capital expenditures during the first nine months of 1998 as compared to $14.1 million for the same period in 1997.

Management believes that, in addition to current financial resources, adequate capital resources are available to satisfy Level One's investment and capital programs. Management believes that Level One's cash flow is sufficient to maintain its current operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors may have an impact on Level One's business:

Manufacturing Risks

Level One does not manufacture the silicon wafers used for its products. Level One's wafers are manufactured by foundries located in the United States, Europe and Asia and is dependent upon these suppliers to produce wafers at acceptable yields and to deliver them in a timely manner at competitive prices. Level One may sustain an adverse impact on operating results from problems with the cost, timeliness, yield and quality of wafer deliveries from suppliers. From time to time, the available industry-wide foundry capacity can fluctuate significantly. During periods of constrained supply, Level One may experience difficulty in securing an adequate supply of wafers, and/or its suppliers may increase wafer prices. Level One's operating results depend, in substantial part, on its ability to maintain or increase the capacity available from its existing or new foundries. In 1994 and 1995, Level One experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to Level One without prior notice, requiring Level One to transfer products to a new foundry. Although Level One believes that it has planned to meet customer demand, there can be no assurances that unforeseen demand, supplier interruptions or other changes will not have a material impact on Level One's business.

Manufacturing process technologies are subject to rapid change. Other companies in the industry have experienced difficulty in migrating to new manufacturing processes, and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Level One's business, financial condition and results of operations could be materially adversely affected if any such transition is substantially delayed or inefficiently implemented.

Level One is also dependent upon third-party assembly companies that package or test Level One's devices. Level One depends upon these suppliers to produce products in a timely manner and at competitive prices. Level One may sustain an adverse financial impact from problems with the cost, timeliness, yield and quality of product deliveries from these suppliers.

Operating Results

The semiconductor industry is characterized by rapid technological change, intense competitive pressure and cyclical market patterns. Level One's results of operations are affected by a wide variety of factors, including general economic conditions, semiconductor industry environment, changes in average selling prices, the timing of new product introductions (by Level One and its customers), use of new technologies, the ability to safeguard patents and intellectual property, and rapid change of demand for products. The level of net revenues in any specific quarter can also be affected by the level of orders placed during that quarter. Level One attempts to respond to changes in market conditions as soon as possible; however, the rapidity of their onset may make prediction of and reaction to such events difficult. Due to the foregoing and other factors, past results, such as those described in this report, may not be predictive of future performance.

Dependence on New Products

Level One's future success depends on its ability to timely develop and introduce new products which compete effectively. Because of the complexity of its products, Level One may experience delays in completing development and introduction of new products, and, as a result, not achieve the market share anticipated for such products. Level One's strategy is to develop products for the fastest growing segments of the communications market. Level One conducts its own analysis of market trends and reviews forecasts and information provided by industry analysts. Market conditions may change rapidly as technology, economic, or user-preference conditions cause different communications technologies to experience growth other than that forecast by Level One or others. There can be no assurance that Level One will successfully identify new product opportunities and bring new products to market in a timely manner, that products or technologies developed by others will not render Level One's products or technologies obsolete or noncompetitive, or that Level One's products will be selected for design into the products of its targeted customers. In addition, the average selling price for any particular product tends to decrease over the product's life. To offset such price decreases, Level One relies primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products which incorporate advanced features and other price/performance factors such that higher average selling prices and higher margins are achievable relative to existing product lines. To the extent that cost reductions and new product introductions with higher margins do not occur in a timely manner, or Level One's products do not achieve market acceptance, Level One's operating results could be materially affected.

Management of Growth; Dependence on Key Personnel

Level One is currently experiencing a period of significant growth which has placed, and could continue to place, a significant strain on Level One's personnel and other resources. Level One's ability to manage its growth effectively will require continued expansion and refinement of Level One's operational, financial, management and control systems, as well as a significant increase in Level One's development, testing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on Level One's resources. Level One's success also depends to a significant extent upon its ability to retain and attract key personnel. Competition for such personnel is intense and there can be no assurance that Level One will be able to retain and attract key personnel. If Level One's management is unable to manage growth effectively, maintain the quality and marketability of Level One's products and retain, hire and integrate key personnel, Level One's business, financial condition and results of operations could be materially adversely affected.

Intellectual Property

Level One relies upon patent, trademark, trade secret and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged. Litigation, regardless of its outcome, could result in substantial cost and diversion of resources for Level One. Any infringement claim or other litigation against or by Level One could have a material effect on Level One's financial condition and results of operations. See "Legal Proceedings."

Semiconductor Industry

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. Level One may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations, factors which may affect the market price of Level One's Common Stock. As is common in the semiconductor industry, Level One frequently ships more product in the third month of a quarter than in the other months. If a disruption in Level One's production or shipping occurs near the end of a quarter, Level One's revenues for that quarter could be materially affected.

Level One must order wafers and build inventory in advance of product shipments. There is risk that Level One could produce excess or insufficient inventories of particular products because Level One's markets are volatile and subject to rapid technology and price changes. This inventory risk is heightened because certain of Level One's customers place orders with long lead times which may be subject to cancellation or rescheduling by that customer. To the extent Level One produces excess or insufficient inventories of particular products, Level One's revenues and earnings could be adversely affected.

Increased demand for semiconductor products may result in a reduction in the availability of wafers from foundries. Such capacity limitations may adversely affect Level One's ability to deliver products on a timely basis and affect Level One's margins. Additionally, Level One believes that during periods of strong demand and/or restricted semiconductor capacity, customers will over-order to assure an adequate supply. Certain of Level One's customers may cancel or postpone orders without notice if product becomes available elsewhere.

Shortages of components from other suppliers could cause Level One's customers to cancel or delay programs incorporating Level One's products, resulting in the cancellation or delay of orders for Level One's products.

Intense Competition

The semiconductor industry is intensely competitive. Level One's competition consists of semiconductor companies and semiconductor divisions of vertically integrated companies. In the telecom market, Level One's principal competitors are Rockwell International, Inc., Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.) ("Crystal"), Dallas Semiconductor, Inc., Lucent Technologies Inc. ("Lucent"), PMC-Sierra Inc. and Siemens A.G. In the networking market, Level One's principal competitors are Advanced Micro Devices, Inc., Broadcom Corporation, Crystal, Integrated Circuit Systems, Inc., Lucent, Micro Linear Corp., National Semiconductor Corporation, Quality Semiconductor, Inc., Seeq Technologies, Inc. and Texas Instruments, Inc. Many of these competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial and other resources than Level One with which to pursue engineering, manufacturing, marketing and distribution of products.

The ability of Level One to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of Level One's control. Such factors include, without limitation, success in designing and manufacturing new products, implementing new technologies, intellectual property programs, product quality, reliability, price, efficiency of production, and general economic conditions. There is no assurance that Level One will be able to compete successfully against current and future competitors. Increased competition may result in price erosion, reduced gross margins and loss of market share, any of which may have a material adverse effect on Level One's business, financial condition and results of operations.

International Operations

Due to its reliance on international sales and foreign third-party manufacturing and assembly operations, Level One is subject to the risks of conducting business outside of the United States including government regulatory risks, political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on Level One's business, financial condition or operating results. The recent economic downturn in several Asian countries has not affected Level One in a material way, but there can be no assurances that continued economic problems in Asia or any other region of the world will not affect Level One.

Increased Leverage

As a result of Level One's sale in August and September 1997 of its 4% Convertible Subordinated Notes due 2004 (the "Notes"), Level One has incurred approximately $115.0 million in additional indebtedness which increases the ratio of its long-term debt to its total capitalization from 3.0%, at September 28, 1997, to 44.6%, at September 27, 1998. This increased leverage will increase Level One's interest expense substantially. The degree to which Level One will be leveraged could adversely affect Level One's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. Level One's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, Level One could be forced to reduce other expenditures and/or forego potential acquisitions to be able to meet such requirements.

Volatility of Notes and Stock Price

Economic and other external factors, many of which are beyond the control of Level One, may have a significant impact on Level One's business and on the market price of its Notes and the Common Stock. Such factors include, without limitation, fluctuations in product revenues and net income of Level One or its competitors, shortfalls in Level One's operating results from levels forecast by securities analysts, announcements concerning Level One, its competitors or customers, announcements of technological innovations by Level One, its competitors or its customers, the introduction of new products or changes in product pricing policies by Level One, its competitors or its customers, market conditions in the industry and the general state of the securities market. In addition, the stock prices of many technology companies fluctuate significantly for reasons that may be unrelated or disproportionate to operating results. These fluctuations, as well as general economic, political and market conditions such as recession or international instability, may adversely affect the market price of Level One's Notes and the Common Stock.

Year 2000 Compliance

Level One recognizes the need to complete its assessment of its Year 2000 issues to ensure that its operations will not be adversely impacted by Year 2000 software failures. Level One is in the process of determining whether there exist any material relationships on which Level One's Year 2000 readiness is dependent. Level One has initiated a comprehensive project to prepare its computer systems for the Year 2000. Company management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and anticipates that the cost of these projects over the next two years will not have a material effect on Level One's financial position or overall trends in results of operations. Level One provides mixed-signal integrated circuit solutions for high-speed digital signal telecom and networking applications. Level One's products have no specific date functions or date dependencies and will operate according to published specifications through the Year 2000 date rollover and dates in the 21st century. Level One is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability.

Level One has not yet fully developed contingency plans to address any failure of its Year 2000 risk assessment plan to identify and fully remediate any significant risk to its on-going operations. Development of contingency plans is in progress and will develop in detail during calendar year 1999. Such plans could include accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of temporary manual procedures to compensate for system deficiencies. There can be, however, no assurance that Level One will be successful in developing contingency plans which will adequately address the Year 2000 Problem, that any contingency plans implemented by Level One would be adequate to meet Level One's needs without materially impacting its operations, that any such plan would be successful or that Level One's results of operations and financial condition would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

Level One presently estimates that the total cost of addressing its Year 2000 Problems will be approximately $100,000 of which approximately 5% has been expended to date. This estimate was derived utilizing numerous assumptions, including the assumption that Level One has already identified its most significant Year 2000 Problems and that the assessment, remediation and contingency plans of its third party suppliers will be fulfilled in a timely manner without significant additional cost to Level One. There can be no guarantee that these assumptions are accurate, and actual costs could differ materially from those anticipated.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On November 28, 1995, Level One initiated a patent infringement suit against Seeq Technologies, Inc. in United States District Court for the Northern District of California. The suit relates to two Level One patents, No. 5,267,269 and No. 5,249,183, and to certain Seeq products used in Ethernet system products. The suit was settled on September 25, 1998. The terms of the settlement are confidential and were not material to the financial results of Level One.

There are no other material pending legal proceedings, other than routine litigation incidental to Level One's business, to which Level One is a party or of which any of its property is the subject.

ITEM 2.      CHANGES IN SECURITIES

On March 3, 1998, Level One's Certificate of Incorporation was amended to effect a 3-for-2 stock split to shareholders of record on March 9, 1998. The split was effective March 30, 1998.

On July 6, 1998, Level One issued and reserved for issuance an aggregate of 5,000,000 shares of common stock to complete a business combination with Acclaim Communications, Inc.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Election of Board of Directors:
                 Robert S. Pepper     For: 29,868,250         Against: 291,175
                 Thomas J. Connors    For: 29,889,688         Against: 269,737
                 Paul Gray            For: 29,901,226         Against: 258,199
                 Martin Jurick        For: 29,901,313         Against: 225,112
                 Henry Kressel        For: 29,889,688         Against: 267,737
                 Joseph P. Landy      For: 29,889,573         Against: 269,852
                 Kenneth A. Pickar    For: 29,901,226         Against: 258,199

              Amendment to 1993 Stock Option Plan:
                                      For: 22,010,267         Against: 7,840,728
                                      Abstain: 77,330         No Vote: 231,100

              Delaware Reincorporation:
                                      For: 15,543,596         Against: 5,142,823
                                      Abstain: 59,699         No Vote: 6,413,307

              Appointment of auditors:
                                      For: 28,953,097         Against: 19,827
                                      Abstain: 1,186,501      No Vote: -

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits - 27.1--Financial Data Schedule, September 27, 1998

              (b) Reports on Form 8-K - Form 8-K filed on July 17, 1998, and Amendment No. 1 thereto filed on September 21, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL ONE COMMUNICATIONS, INCORPORATED

Date:         November 11, 1998

              By: /s/ ROBERT S. PEPPER
                  ---------------------------------------
                  Robert S. Pepper, Ph.D.
                  Chairman of the Board of Directors,
                  President and Chief Executive Officer
                  (Principal Executive Officer)

Date:         November 11, 1998

              By: /s/ JOHN KEHOE
                  ---------------------------------------
                  John Kehoe
                  Senior Vice President and Chief
                  Financial Officer
                  (Principal Financial Officer)