Form 10-Q/A
period 1998-09-27
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1998-12-16
CIK 908985

                                 FORM 10-Q/A

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

* This amendment is being filed to amend the disclosures in the "Year 2000 Compliance" section under "Factors That May Affect Future Results" in response to comments from the Securities and Exchange Commission.

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

LEVEL ONE HAS NOT FULLY COMPLETED ITS ASSESSMENT OF YEAR 2000 COMPLIANCE AND READINESS

     Level One is currently in the process of determining whether there are any critical areas in its business that are Year 2000 readiness dependent. Level One has begun a comprehensive project to prepare its computer systems for the Year 2000.

     Level One believes that there is a remote likelihood of an adverse impact on its business due to problems with Level One's internal systems or products. Level One's products have no date specific functions or date dependencies and will operate according to published specifications through the Year 2000 date rollover and dates in the 21st century.

     As part of its Year 2000 assessment, Level One is contacting key suppliers of products and services to determine whether such suppliers' operations, products and services are Year 2000 capable and/or to monitor their progress towards Year 2000 capability. If Level One's suppliers are not Year 2000 capable, Level One could experience manufacturing interruptions or shutdowns, decreased yields, quality inconsistencies, delayed or inaccurate product testing, delivery delays or service interruptions, which could have a material adverse effect on Level One's business, financial condition or results of operations.

     There is also a risk because Level One has not yet fully developed Year 2000 contingency plans to address any failure of Level One's Year 2000 assessment to identify and remediate significant Year 2000 risks to its business operations. Development of contingency plans is in progress and will continue during calendar year 1999. Such plans could include accelerating replacement of affected equipment or software, using back-up equipment and software, developing temporary manual procedures to compensate for system deficiencies, and identifying Year 2000 capable suppliers and service providers. There can be no assurance that any such contingency plans would adequately address the Year 2000 problem. The failure to develop a successful contingency plan could result in significant delays and inefficiency in Level One's business which could have a material adverse effect on Level One's business, financial condition and results of operations.

     Level One presently estimates that the total cost of addressing its Year 2000 problems will be approximately $100,000 of which approximately 5% has been expended to date. This cost estimate was derived utilizing numerous assumptions, including the assumption that Level One has already identified its most significant Year 2000 problems and that the assessment, remediation and contingency plans of its third party suppliers will be fulfilled in a timely manner without significant additional cost to Level One. There can be no assurance that these assumptions are accurate, and actual costs could be significantly higher were Level One or its customers and/or its suppliers to experience significant interruptions in normal operations as a result of Year 2000 problems.

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

Date:         December 16, 1998

              By: /s/ ROBERT S. PEPPER
                  ---------------------------------------
                  Robert S. Pepper, Ph.D.
                  Chairman of the Board of Directors,
                  President and Chief Executive Officer
                  (Principal Executive Officer)

Date:         December 16, 1998

              By: /s/ JOHN KEHOE
                  ---------------------------------------
                  John Kehoe
                  Senior Vice President and Chief
                  Financial Officer
                  (Principal Financial Officer)