Form 10-K405
period 1998-12-27
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1999-03-29
CIK 908985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 27, 1998

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from ________ to ________

                         Commission File Number: 0-22068

              Exact name of registrant as specified in its charter:

                            LEVEL ONE COMMUNICATIONS,
                                  INCORPORATED

STATE OR OTHER JURISDICTION OF                            IRS EMPLOYER
INCORPORATION OR ORGANIZATION:                            IDENTIFICATION NO.
Delaware                                                  33-0128224

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                 9750 Goethe Road, Sacramento, California 95827
                                 TELEPHONE NO.:
                                 (916) 855-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

                                  Common Stock,
                            $.001 par value per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by nonaffiliates as of March 1, 1999, was $1,369,627,018.

     The number of shares outstanding of the Registrant's only class of common stock as of March 1, 1999, was 38,992,734 shares of common stock, $.001 par value per share.

                                     PART I

ITEM 1.   BUSINESS

     Level One Communications, Incorporated ("Level One" or "the Company") was incorporated in 1985 under the laws of the state of California and was reincorporated in December 1998 under the laws of the State of Delaware. The Company has operations in the United States, Europe and Asia.

     Level One Communications provides silicon connectivity, Local Area Network ("LAN") switching and Wide Area Network ("WAN") access solutions for high-speed telecom and networking applications. These components are critical elements in today's telecommunication and data communication networks and are the key building blocks for the Intranets and Internets of the future. Level One combines its strengths in analog and digital circuit design with its communications systems expertise, to produce digital and mixed-signal solutions with increased functionality and greater reliability, resulting in lower total systems cost. Level One is ISO 9001 registered, illustrating the company's commitment to world-class standards and providing high quality products.

     Level One's Application Specific Standard Products ("ASSP") provide a variety of different functions required in communications systems. Historically, Level One has used its expertise in mixed signal design to develop circuits that transmit, regenerate, and receive digitized voice, data, and video signals using a wide variety of protocols. Because these products both transmit and receive signals, they are typically called "transceivers". All networks, LAN, WAN, and telephone transmission systems require transceivers. The Company has also begun to focus on technologies that offer functionality at levels higher than the transceiver. Switching, routing, and Internet Protocol ("IP") processing for LAN and WAN applications are high growth areas in the communications market and represent a significant opportunity for Level One, especially given its capabilities in the physical layer transceiver area. In addition, the Company's proprietary simulation software and sophisticated design and testing methodology accelerate the product design cycle to improve time to market.

     A key challenge for Level One's OEM customers and their end users is the creation of access technologies that maximize the use of the large installed base of twisted-pair copper telephone lines to transport information. With more than 1.3 billion miles of copper wire in place in the United States alone, copper telephone wire is expected to remain the primary medium for local connectivity to the "electronic superhighway" transport media that handle long-distance data transmissions. Such long-distance transport media include copper telephone lines, coaxial cable, fiber optic cable, wireless and satellite transmission. Copper telephone wire, which was originally designed to transmit relatively slow analog voice signals, requires special signal conditioning circuits to enable transmission of high-speed digital signals.

PRODUCTS AND APPLICATIONS

     Level One develops and sells advanced ASSPs and custom derivatives that provide silicon connectivity solutions and achieve improved integration of functions. The Company's current products address the needs of two primary aspects of the communications connectivity market: the networking market and the telecom market.

     NETWORKING PRODUCTS

     Level One's networking products address the rapid evolution of the LAN networking connectivity markets. For these markets, Level One produces Ethernet and Fast Ethernet transceivers, single chip quad repeaters, managed repeaters, switches, and integrated transceiver solutions.

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

     The Company's transceivers incorporate analog and digital functions into single chip solutions. Level One products in this category are used in computer/workstation, server, portable computing, network printing, and Ethernet switch applications. To provide customers with cost effective, high performance intranet and LAN solutions, the Company's transceivers incorporate features such as patented on-chip transmit filters, full duplex support, multichannels, 3.3 volt performance, and the smallest form factor package available.

     Level One repeater and network management products include cascadeable quad repeater hub chips, with integrated, filter technology. These chips allow development of low cost, multiport managed and unmanaged Ethernet repeater hub systems. The Company also produces a family of remote network management devices which incorporate a Media Access Controller and support for Simple Network Management Protocol ("SNMP") and Remote Monitoring ("RMON"). The Company also has a single chip solution optimized for hybrid switching systems. During 1998, the Company introduced the LXT974 Fast Ethernet 10/100 transceiver as well as the LXT 980 family of integrated repeater devices. In total, Level One shipped in excess of 30 million Ethernet ports in 1998 for both switch and repeater applications.

     As the LAN market continues to experience broad based growth, there is increased demand for compatible protocols and standards to allow LAN/WAN interoperability and management. The Company's acquisition of Acclaim Communications, Inc. in 1998 gave it access to layer 3 and layer 4 switching and routing technologies which are expected to be incorporated into silicon solutions providing higher aggregate bandwidth as well as better management and quality of service. These same capabilities should also allow Level One to drive the convergence of the LAN and the WAN by providing cost effective silicon solutions to its OEM's. Finally, the acquisition of Jato Technologies, Inc. in 1998 brought cost effective IP processing capabilities to Level One, which will be a key enabler for advancing the capabilities of the LAN and the WAN. The first application of this technology is a multi-speed Ethernet controller for server and workstation applications that is expected to enable gigabit speeds in the enterprise.

TELECOM PRODUCTS

     The Company's telecom products service the growing demand for high-speed digital signal transmission utilizing the industry-wide specifications referred to as "T1" in North America and "E1" in

Europe, Asia and much of the rest of the world. T1 systems transmit 1.544 million bits per second and E1 systems transmit 2.048 million bits per second. Level One's products also address the transmission service known as "Fractional T1," in which users can access multiple 64kbs sub-channel rates of T1.

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

     The Company produces fully integrated T1/E1 quad receivers, which are incorporated into telephone company maintenance and performance monitoring equipment. Level One's LXT360, LXT361, LXT350 and LXT351 integrated T1/E1 transceivers are aimed at developers of Sonet/SDH multiplexers, digital loop carriers, and residential broadband access systems. These products permit OEM customers to develop a single board design that meets both T1 and E1 standards. The chips are designed to operate over poor quality or "noisy" lines.

     Clock rate adapters (CLADs) adapt signals generated at the host system's internal clock rates for T1/E1 transmission. CLADs are used to generate internal timing systems for channel banks, digital loop carriers, multiplexers, timing generators and other T1/E1 equipment, eliminating the need for expensive discrete crystal oscillators.

     Repeaters are installed along telephone company transmission lines to receive and regenerate signals at intervals of 6,000 feet, preventing the deterioration of the signal. To reduce service costs, telephone companies use "smart" repeaters that enable the system operator to quickly locate a faulty repeater. Level One's products are used in these "smart" repeater applications.

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

     High-bit-rate digital subscriber line ("HDSL") products produced by the Company are designed to transmit up to 12,000 feet at the T1 rate on two sets of twisted-pair copper wire or at the E1 rate on two or three sets of twisted pair wire, reducing or eliminating the need for repeaters in long-haul T1/E1 transmission. HDSL permits the transmission of data at 784 kilobits per second or 1,168 kilobits per second on any twisted-pair copper wire used for subscriber loops. The Company's HDSL solution is a two-chip chipset.

     The Company expects that HDSL, together with successor and derivative technologies, will continue to play an important role in the communications infrastructure. Emerging DSL technologies ("xDSL") include high speed Internet access and residential broadband. The Company plans to address these markets with current and future DSL products. The Company shipped Subrate HDSL or Multi-Rate Digital Subscriber Line ("MDSL") chipsets to selected customers in 1996 and formally announced the product in February 1997. MDSL is currently used for Internet access and digital pair gain, primarily for commercial customers. In the future, MDSL is expected to also be used for wireless base stations and video conferencing.

     In 1998, the Company played a key role in the development of the next generation HDSL standard called HDSL2. HDSL2 is similar to HDSL from a functional standpoint, but has the advantage of using a single pair of copper wires rather than two pairs for HDSL. This technology will allow the deployment of T1 services in a manner that is twice as efficient from a cabling standpoint, allowing service providers to gain more efficient use of their network. Finally, the Company believes that HDSL2 technology, given its symmetric nature and quality of service, could be an optimal technology to deliver high bandwidth services for business access.

     Level One believes that as the Internet becomes even more ubiquitous, there will be new bottlenecks that arise within the WAN. Broadband technologies such as Sonet and SDH will be more broadly deployed in the WAN to relieve these bottlenecks, and could represent a significant opportunity for the Company. In 1998, Level One introduced its first broadband products, the LXT6051 and LXT6251 to support this growing need.

TECHNOLOGY

     The Company's proprietary technology includes systems simulation, testing software and an extensive circuit cell library. Level One believes that a key competitive factor in its success is its ability to use this technology, in conjunction with industry standard design tools, to rapidly design and introduce new products. The Company continuously reviews new opportunities in emerging technologies such as xDSL, Switched Ethernet, Fast and Gigabit Ethernet, infrared, ATM, wireless, frame relay and cable transmission.

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

     During 1998, the Company and its strategic partners were instrumental in the development of the standards for two new technologies: HDSL2, which is repeaterless T1 transmission on a single pair of copper wires, and Gigabit Ethernet on copper wire for the networking market. Both standards have received preliminary approval by their respective standards bodies.

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

SALES AND MARKETING

     Level One's sales and marketing strategy is to achieve design wins by developing products with superior digital and mixed-signal processing functions that are designed into equipment offered by industry leaders. Level One has a direct sales force and a worldwide network of independent distributors and sales representatives. These independent sales organizations are selected for their ability to provide effective field sales and technical support to customers.

     The Company maintains six regional sales offices in the United States. In addition, there are 26 sales representatives or distributors of the Company's products. Internationally, Level One has seven sales offices along with 29 sales representatives operating in 46 countries.

RESEARCH AND DEVELOPMENT

     The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 27, 1998, Level One had 271 full-time employees engaged in research and development. The Company currently anticipates that it will increase research and development staffing levels in 1999. Expenditures for research and development in 1998, 1997, and 1996 were approximately $55.5 million, $37.8 million, and $24.4 million, respectively. These expenditures exclude one-time charges for research and development relating to acquisitions in 1996 of $2.5 million.

     The Company released eleven new products during 1998, consisting of six networking products and five telecom products. A portion of the Company's research and development resources may be used to enhance existing products and to move to smaller geometries on larger wafers to improve product costs.

MANUFACTURING

     Level One uses independent silicon foundries to fabricate its wafers. This approach enables the Company to concentrate its resources on design and testing, allowing it to eliminate the cost associated with owning and operating a fabrication facility.

     The Company's primary wafer needs are supplied by six foundries; however, the Company may, from time to time, qualify other foundries. Except where the Company has contracted for long-term wafer supplies, the Company's suppliers generally are not obligated to supply, nor is the Company obligated to purchase, any minimum amount of wafers. Such suppliers generally agree on production schedules based on purchase orders and forecasts. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. There are no additional deposits due under the Company's existing foundry agreements. During the first quarter of 1999, the Company received deposit refunds of $15.0 million on its wafer capacity agreements.

     From time to time foundries supplying the Company may experience wafer yield problems or capacity constraints which can result in wafer delivery delays. Should such delays occur, the Company may need to locate an alternative source of supply for wafers. In the past, the Company has experienced increased costs and delays in customer shipments as a result of a foundry reducing shipments to the Company without prior notice, forcing the Company to transfer products to a new foundry. Although the Company believes it can meet customer demand, there can be no assurances that unforeseen demand or supply disruptions will not have a material adverse impact on the Company's business.

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

     Effective January 30, 1997, Level One was registered by Underwriters Laboratory as complying with the requirements of ISO 9001.

BACKLOG

     As of December 27, 1998, the Company's total backlog scheduled to be shipped was approximately $99.9 million, as compared to backlog of approximately $70.9 million at December 28, 1997. A portion of the orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company limits its reported backlog to those orders expected to ship within the next six months.

COMPETITION

     The Company's competition consists of semiconductor companies and semiconductor divisions of vertically integrated companies. The Company's principal competitors are Connexent (formerly, a division of Rockwell International, Inc.), Crystal Semiconductor, Inc. (a subsidiary of Cirrus Logic, Inc.), Dallas Semiconductor, Inc., Lucent Technologies Inc., PMC-Sierra Inc., Siemens A.G., Broadcom Corporation, Integrated Circuit Systems, Inc., Micro Linear Corporation, National Semiconductor Corporation, Quality Semiconductor, Inc., Seeq Technologies, Inc. and Texas Instruments, Inc.

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

PATENTS AND LICENSES

     Level One has 33 United States patents that expire from 2009 to 2017, 28 pending U.S. patent applications, 16 pending international patent applications, and 10 issued international patents. All of Level One's products are covered by at least one Level One patent. The Company has 30 U.S. mask work registrations on its products. Level One owns seven registered trademarks or servicemarks. On September, 25, 1998, the Company settled a patent infringement suit against one of its competitors relating to two of the Company's patents. See "Legal Proceedings".

     Level One has entered into various license agreements for product or technology exchanges. In general, these licenses are to provide second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

EMPLOYEES

     As of December 27, 1998, the Company had 821 employees. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

RECENT DEVELOPMENTS

     On March 4, 1999, the Company and Intel Corporation entered into a definitive stock-for-stock merger agreement valued at approximately $2.2 billion under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II,
Item 7 of this Form 10-K for additional information regarding this proposed transaction.

ITEM 2.   PROPERTIES

     The Company's principal facilities are in four separately leased buildings in an office park in Sacramento, California. The four leases relate to buildings with 86,940 square feet, 24,100 square feet, 51,635 square feet and 139,809 square feet, respectively. The leases are scheduled to expire in 2008, 2013, 2006 and 2013, respectively.

     The Company also leases office facilities for the operation of its design centers in San Francisco, California, San Jose, California, Austin, Texas and Morganville, New Jersey of approximately 11,835 square feet, 32,000 square feet, 12,563 square feet and 6,815 square feet, respectively. The leases are scheduled to expire in 2001, 1999, 2000, and 2003, respectively. The Company also leases small office facilities for its domestic and international sales offices.

     The Company believes these facilities are adequate for its current and immediately foreseeable level of operations.

ITEM 3.   LEGAL PROCEEDINGS

     On February 12, 1999, the Company and Zekko Corp. ("Zekko"), an entity in which the Company has made an equity investment, jointly filed a complaint in the United States District Court for the Eastern District of California against Vision Tek, L.P. ("Vision Tek") and certain of its principals alleging claims of fraud and breach of fiduciary duty and seeking a judgment declaring the respective rights and obligations of Zekko under an Option and License Agreement, dated as of October 8, 1997, entered into between Zekko, Vision Tek and certain of Vision Tek's principals (the "Option and License Agreement"). On February 16, 1999, Vision Tek filed an action against the Company and Zekko in the District Court for the City and County of Denver, Colorado seeking a declaratory judgment that neither Zekko nor the Company has any rights to the technology licensed to Zekko under the Option and License Agreement.

     There are no other material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the 1998 fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                           PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the NASDAQ National Market System under the symbol LEVL since its initial public offering on August 19, 1993 at $5 1/8 per share (rounded to the nearest 1/16). The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices of the Common Stock as reported by NASDAQ National Market System (rounded to the nearest 1/64). The Company's fiscal year ends on the Sunday nearest to the calendar year end in each year.

                 PERIOD                           HIGH              LOW
------------------------------------------   --------------   --------------
1998
       Fourth Quarter                        36     1/5       16     3/8
       Third Quarter                         30    1/16       17    7/16
       Second Quarter                        32     7/8       20
       First Quarter                         29   61/64       18   29/64
1997
       Fourth Quarter                        31   21/64       17     1/4
       Third Quarter                         26     1/4       16   21/64
       Second Quarter                        17   25/32        9   25/32
       First Quarter                         16   21/64       12   43/64

     In July 1997, the Board of Directors authorized a 3-for-2 stock split, which was effective on August 26, 1997. On February 23, 1998, the Company announced that it had approved a 3-for-2 stock split effective March 30, 1998, to shareholders of record on March 9, 1998. All common stock amounts and per share amounts have been adjusted to reflect the stock split.

     On March 1, 1999, the closing sale price for the Company's Common Stock was $35 1/8 per share. As of March 1, 1999, there were approximately 396 holders of record of the Company's Common Stock. On March 5, 1999, the day after the public announcement of the definitive merger agreement between the Company and Intel Corporation, the closing sale price for the Company's Common Stock was $45 per share.

     The Company has never paid dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings for the operation of its business.

                     RECENT SALES OF UNREGISTERED SECURITIES

     On November 24, 1998, the Company completed a stock-for-stock merger with Jato Technologies, Inc. ("Jato"), a provider of high performance, multi-speed Gigabit Ethernet controller technology. In connection with the merger, the Company issued 2,551,152 shares of its common stock and assumed 486,088 stock options in exchange for all the outstanding stock and options of Jato. The shares of common stock issued in exchange for the Jato shares and upon exercise of the assumed Jato options were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as no public offering or public solicitation was used in connection with the issuance of such shares.

     On July 6, 1998, the Company completed a stock-for-stock merger with Acclaim Communications, Inc. ("Acclaim"), a provider of Fast Ethernet and Gigabit Ethernet switches and integrated Multi-Service access products. In connection with the merger, the Company issued 3,961,374 shares of its common stock and assumed 780,278 stock options and 256,485 warrants in exchange for all the outstanding stock, options and warrants of Acclaim. The shares of common stock issued in exchange for the Acclaim shares and upon exercise of the assumed Acclaim options and warrants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, as no public offering or public solicitation was used in connection with the issuance of such shares.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                            AS OF FISCAL YEAR END
                                                  ---------------------------------------------------------------------------
(IN THOUSANDS)                                        1998           1997            1996           1995            1994
                                                  -------------  -------------   -------------  -------------   -------------
BALANCE SHEET DATA
Cash and cash equivalents                              $28,794        $27,694         $23,301        $22,504         $ 9,260
Working capital                                        140,101        158,739          51,178         51,287          48,231
Total assets                                           326,290        283,762         115,732        101,834          71,628
Long-term obligations (less current portion)           116,681        117,474           3,829          4,463             361
Shareholders' equity                                   163,192        118,302          96,374         79,558          63,309

                                                                                 FISCAL YEAR
                                                  ---------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1998           1997            1996           1995            1994
                                                  -------------  -------------   -------------  -------------   -------------
STATEMENT OF INCOME DATA
Revenues                                             $ 262,988      $ 156,500       $ 111,987      $  78,018       $  46,825
Cost of sales                                          109,656         65,583          48,477         33,300          18,785
                                                  -------------  -------------   -------------  -------------   -------------
Gross margin                                           153,332         90,917          63,510         44,718          28,040
Operating expenses:
      Research and development (1)                      55,459         37,757          26,923         17,963           9,956
      Sales and marketing                               39,504         26,532          17,154         11,414           6,772
      General and administrative (2)                    22,113         12,507           7,487          5,839           3,424
                                                  -------------  -------------   -------------  -------------   -------------
               Total operating expenses                117,076         76,796          51,564         35,216          20,152

Operating income                                        36,256         14,121          11,946          9,502           7,888
Net interest and other income (3)                        3,311          1,882           2,261          2,071           1,440
Provision for income taxes (4)                          16,652          9,450           6,374          1,442           1,323
                                                  -------------  -------------   -------------  -------------   -------------
Net income                                           $  22,915       $  6,553        $  7,833      $  10,131        $  8,005
                                                  -------------  -------------   -------------  -------------   -------------
                                                  -------------  -------------   -------------  -------------   -------------

Basic earnings per share                             $    0.62       $   0.19        $   0.25       $   0.35        $   0.31
                                                  -------------  -------------   -------------  -------------   -------------
                                                  -------------  -------------   -------------  -------------   -------------
Diluted earnings per share                           $    0.57       $   0.18        $   0.24       $   0.33        $   0.29
                                                  -------------  -------------   -------------  -------------   -------------
                                                  -------------  -------------   -------------  -------------   -------------

    (1) Includes one-time charges for research and development relating to the acquisitions of Silicon Design Experts, Inc. in 1996 of $2,500,000, and San Francisco Telecom, Inc., in 1995 of $750,000.
    (2) Includes one-time transaction charges of $3.6 million relating to the acquisitions of Acclaim Communications, Inc. and Jato Technologies, Inc. in 1998.
    (3) A one-time gain of $675,000 relating to the sale of a portion of a minority interest in Maker Communications, Inc. is included in 1996.

    (4) Includes a one time gain for Valuations Reserve adjustment of $2.5 million in 1995.

                        SELECTED QUARTERLY FINANCIAL DATA

                                             FISCAL 1998 QUARTERS                   FISCAL 1997 QUARTERS
                                     -------------------------------------- --------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)   FIRST     SECOND    THIRD    FOURTH    FIRST     SECOND    THIRD    FOURTH
                                     --------- ------------------ ------------------  ------------------ ---------
STATEMENT OF INCOME DATA
Revenues                              $56,630  $60,496   $66,616   $79,246  $30,138   $32,708   $42,629   $51,025
Cost  of sales                         23,526   25,890    27,543    32,697   12,900    14,146    17,337    21,200
                                     --------- --------  -------- --------- --------  --------  -------- ---------
Gross margin                           33,104   34,606    39,073    46,549   17,238    18,562    25,292    29,825
Operating expenses
    Research and development           12,553   12,820    14,850    15,236    7,568     8,285     9,955    11,949
    Sales and marketing                 9,414    9,492     9,982    10,616    4,604     5,201     7,108     9,619
    General and administrative (1)      4,166    7,410     4,578     5,959    2,113     2,688     3,439     4,267
                                     --------- --------  -------- --------- --------  --------  -------- ---------
     Total operating expenses          26,133   29,722    29,410    31,811   14,285    16,174    20,502    25,835
                                     --------- --------  -------- --------- --------  --------  -------- ---------
Operating income                        6,971    4,884     9,663    14,738    2,953     2,388     4,790     3,990

Net interest and other income             458      820     1,234       799      391       491       682       318
Provision for income taxes              3,700    3,569     4,254     5,129    1,676     1,932     2,660     3,182
                                     --------- --------  -------- --------- --------  --------  -------- ---------
Net income                            $ 3,729   $2,135    $6,643   $10,408   $1,668     $ 947    $2,812   $ 1,126
                                     --------- --------  -------- --------- --------  --------  -------- ---------
                                     --------- --------  -------- --------- --------  --------  -------- ---------

Basic earnings per share               $ 0.10   $ 0.06    $ 0.18    $ 0.27   $ 0.05    $ 0.03    $ 0.08    $ 0.03
                                     --------- --------  -------- --------- --------  --------  -------- ---------
                                     --------- --------  -------- --------- --------  --------  -------- ---------
Diluted earnings per share             $ 0.10   $ 0.05    $ 0.16    $ 0.25   $ 0.05    $ 0.03    $ 0.08    $ 0.03
                                     --------- --------  -------- --------- --------  --------  -------- ---------
                                     --------- --------  -------- --------- --------  --------  -------- ---------

    (1) Includes one-time transaction charges relating to the acquisition of Acclaim Communications, Inc. and Jato Technologies, Inc. in the second quarter of 1998 of $2.8 million and in the fourth quarter of 1998 of $0.8 million, respectively.


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

RESULTS OF OPERATIONS

     REVENUES: The Company derives revenues from application specific standard product ("ASSP") integrated circuits and custom derivatives designed, developed and marketed for high speed telecom and networking applications. In addition, the Company has received non-recurring engineering and licensing revenue from strategic partners and customers in connection with product development projects. As a result of those and other transactions, the Company receives royalties and license fees. Revenues for 1998 increased to $263.0 million from $156.5 million in 1997 and $112.0 million in 1996. The continued growth in revenues is due to the successful introduction of new products and increased sales of existing products to customers in the Company's target market segments. In
1998 and 1997, no single customer accounted for more than 10% of revenues. In 1996, sales to Hewlett-Packard Company were 11.2% of total sales.

     Export sales, primarily consisting of sales to Canada, Europe, and Asia, were 40% of revenues in 1998, 35% of revenues in 1997 and 39% in 1996. All sales were in U.S. dollars, thereby eliminating any foreign currency impact on revenues and net income. The dollar increase in international sales is attributable to increased sales to foreign manufacturing facilities and subcontractors of domestic customers and the Company's increased international marketing and sales efforts.

     ROYALTIES, LICENSES AND NON-RECURRING ENGINEERING REVENUE: The Company has entered into development agreements with certain customers relating to customer-specific applications, as well as license agreements with certain semiconductor manufacturers. Revenue is not recognized for non-recurring engineering ("NRE") contracts until contract milestones are met, although expenditures associated with the contract are expensed as incurred. During 1998, the Company had $77,000 in revenues from NRE contracts versus $56,000 in 1997 and $398,000 in 1996. The Company received $4.0 million from development, license and royalty agreements in 1998 compared with $1.0 million in 1997 and $197,000 in 1996.

     The Company believes future revenue growth will depend on the success and timing of new products along with continued sales growth of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins may precede volume sales by six months or more. No assurance can be given that any design win will result in future revenues. Future revenue growth will also be impacted by the consummation of the proposed merger with Intel Corporation. See "Subsequent Events."

     GROSS MARGIN: The Company's cost of sales includes the costs of wafer fabrication and assembly performed by third party suppliers, costs associated with the procurement, scheduling, and quality assurance functions performed by the Company and testing performed by either the Company or third party suppliers. Research and development expenses associated with non-recurring engineering contracts are expensed as incurred, while the related revenue is recognized only as contract milestones are completed. The following table sets forth the Company's product sales and product gross margin.

(DOLLARS IN THOUSANDS)                                         1998               1997                1996
                                                               ----               ----                ----
Product Sales.........................                    $ 262,988          $ 156,500           $ 111,987
Cost of product sales.................                      109,656             65,583              48,477
                                                          ---------          ---------           ---------
Gross margin                                              $ 153,332          $  90,917           $  63,510
                                                          ---------          ---------           ---------
                                                          ---------          ---------           ---------

Gross margin percentage...............                        58.3%              58.1%               56.7%


     Product gross margin is affected by several factors, including selling prices, the mix between older and newer products, test equipment utilization, manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar. Beginning in 1996, certain engineering costs associated with product cost reduction efforts were more appropriately allocated to cost of product sales rather than research and development. This caused margins to decline by approximately 2.0 percentage points in 1996, while reducing research and development expense a similar amount. This change in cost classification had no net impact on operating profit.

     RESEARCH AND DEVELOPMENT: Research and development ("R&D") expenses were $55.5 million in 1998, $37.8 million in 1997 and $26.9 million in 1996. As a percent of revenues, R&D expenses were 21.1%, 24.1%, and 24.0% in 1998, 1997 and 1996, respectively. In 1996, R&D expenses included a one-time charge for purchased research and development of $2.5 million related to the acquisition of Silicon Design Experts, Inc. Excluding one time charges, R&D expenses as percent of revenues was 21.8% for 1996. As previously stated in the gross margin section, in 1996, the Company began accounting for engineering costs associate with product cost reduction efforts in cost of product sales, rather than R&D.

     SALES AND MARKETING: Sales and marketing expenses were $39.5 million in 1998, $26.5 million in 1997 and $17.2 million in 1996. As a percent of revenue, sales and marketing expenses were 15.0%, 17.0% and 15.3% in 1998, 1997 and 1996, respectively. The dollar increases in sales and marketing expenses are largely due to increased sales, sales support and field application engineering headcount and the associated expense increases. The Company has also increased its international sales offices and support staff.

     GENERAL AND ADMINISTRATIVE: General and administrative expenses increased to $22.1 million in 1998 from $12.5 million in 1997 and $7.5 million in 1996. As a percentage of revenue, expenses were 8.4% in 1998, compared to 8.0% in 1997 and 6.7% in 1996. In 1998, the company incurred one time transaction charges of $3.6 million associated with the acquisitions of Acclaim Communications, Inc. and Jato Technologies, Inc.. Excluding these one time charges, general and administrative expenses as a percent of revenues was 7.0% in 1998. The expense increases in dollars are primarily attributable to additional headcount and associated expenses due to the Company's growth.

     NET INTEREST AND OTHER INCOME: The Company earns interest on its cash and investments and incurs interest expense on its convertible subordinated notes and on capital lease obligations used to finance certain equipment. Net interest and other income for 1998, 1997 and 1996 was $3.3 million, $1.9 million and $2.3 million, respectively. In 1996, other income included a one-time gain of $675,000 from the sale of a portion of the Company's investment in Maker Communications.

     PROVISION FOR INCOME TAXES: The Company's effective income tax rate was 42.1% for 1998. In 1997 and 1996, the effective rate was 59.1% and 44.9%. For a reconciliation of the Company's effective tax rate to the statutory federal tax rate, see Note 6 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the years ended 1998, 1997 and 1996, the Company financed its operations primarily through cash flows from operations and existing cash and investment balances. During the third quarter of 1997 the Company raised $111.5 million, net of discounts, commissions and expenses from a private placement to qualified investors of subordinated convertible notes due in 2004 with a 4% coupon. Working capital as of December 27, 1998, was $140.1 million.

     The Company's principal sources of liquidity as of December 27, 1998 consisted of $121.5 million in cash and short-term investments.

     Net cash provided by operating activities was $51.9 million in 1998, $14.7 million in 1997 and $21.5 million in 1996. The increase in net inflow of cash from operating activities in 1998 is due to an increase in net income of $16.4 million from 1997 and to changes in the balances of certain current assets and liabilities. In 1998, trade accounts receivable increased by $5.6 million due to increased sales levels, while days sales outstanding was reduced to 41 days in 1998 from 54 days in 1997 and 1996. Inventories decreased by $6.2 million to $20.5 million at the end of 1998 with days of inventory on hand at 57 days at the end of 1998 compared to 115 days at the end of 1997 and 67 days at the end of 1996.

     During 1998, 1997, and 1996, total expenditures for capital equipment were $29.6 million, $19.4 million, and $10.3 million, respectively. The expenditures in each year consisted primarily of design and development tools, test equipment and furniture and fixtures required by the continued growth in the Company. Included in total capital expenditures for 1996 was $700,000 for equipment financed by capital leases, no capital leases were incurred in 1998 or 1997.

     The Company's current wafer requirements are supplied primarily by six foundries. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. At December 27, 1998, the Company had provided an aggregate of $21.9 million in capital equipment financing and/or cash deposits to these foundries to obtain committed foundry capacity. During the first quarter of 1999, the Company received $15.0 million in deposit refunds per its agreements. There are no additional deposits and/or equipment financing due under the Company's existing foundry agreements.

     The Company expects to finance its 1999 capital equipment requirements using a combination of cash and equipment leasing. The Company believes that its existing cash resources, combined with cash generated from operations and equipment lease management will be sufficient to meet the Company's cash requirements through the end of 1999. However, the Company may from time to time seek additional equity or debt financing as a result of the capital intensive nature of the semiconductor industry.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         LEVEL ONE'S RELIANCE ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST ITS PRODUCTS MAY RESULT IN INCREASED COSTS OR DELAYS

         Because Level One does not manufacture the silicon wafers used for its products, Level One depends on its wafer suppliers to produce wafers in sufficient quantities to meet customer demand at acceptable yields and at competitive prices. Level One also depends on wafer suppliers to assemble, test and deliver wafers on time. In 1994 and 1995, Level One's wafer suppliers reduced shipments without prior notice, which resulted in increased costs and delays that required Level One to transfer the production of some products to a new supplier. Supply agreements with wafer suppliers cannot eliminate this risk since Level One's suppliers may not be able to produce enough wafers to meet increased demand because of their own capacity limitations.

         IN ORDER TO COMPETE EFFECTIVELY IN THE SEMICONDUCTOR INDUSTRY, LEVEL ONE NEEDS TO CONTINUALLY DEVELOP NEW PRODUCTS THAT GAIN MARKET ACCEPTANCE

         In the semiconductor industry, price competition is intense and product life cycles are short. As a result, the average selling price for Level One's products decreases rapidly as new or competing products are introduced. To compensate, Level One relies on obtaining yield improvements to reduce manufacturing costs and on introducing new products which incorporate advanced features that result in higher average selling prices. To the extent that Level One does not successfully develop and timely introduce new products that achieve market acceptance, or to the extent that Level One does not achieve sufficient cost reductions on existing products to maintain margins, Level One may be adversely impacted. To be successful, Level One must identify new product opportunities, stay ahead of its competitors so that their products will not render Level One's products obsolete or noncompetitive, and gain market acceptance of its products with target customers. Because of the increasing complexity of Level One's new products, Level One could experience delays in completing development and introduction of new products that could adversely impact its anticipated market share for new products. Level One may be adversely affected by a failure in any of these areas.

         LEVEL ONE'S RECENT ACQUISITIONS PLACE A STRAIN ON LEVEL ONE'S MANAGEMENT AND PERSONNEL RESOURCES

         In July 1998, Level One acquired Acclaim Communications, Inc. In late November 1998, Level One acquired Jato Technologies, Inc. In order to successfully integrate these two newly acquired businesses and successfully manage Level One's existing business, Level One will need to expand and refine its management and personnel resources. Level One will also need to significantly increase its development, testing, quality control, marketing, logistics and service capabilities. If Level One does not effectively expand and deploy its resources to meet these needs, Level One's business may be adversely impacted.

         ASSERTING AND DEFENDING INTELLECTUAL PROPERTY RIGHTS MAY IMPACT LEVEL ONE'S RESULTS OF OPERATIONS REGARDLESS OF SUCCESS

         In the semiconductor industry, competitors often assert intellectual property infringement claims against one another. The success of Level One's business depends on its ability to successfully defend its intellectual property. This litigation may have a material impact on Level One's financial condition regardless of whether or not Level One is successful. There is no assurance that Level One will be successful in defending or asserting its intellectual property rights.

         EXCESS OR INSUFFICIENT INVENTORIES MAY ADVERSELY IMPACT LEVEL ONE'S REVENUES AND EARNINGS

         If Level One produces excess or insufficient product inventories because it does not accurately anticipate customer demand, Level One's revenues and earnings could be materially adversely impacted. This may happen for three reasons. First, some of Level One's customers place orders with long lead-times that may be cancelled or rescheduled without significant penalty. Second, Level One's inventory risk increases during periods of strong demand and/or restricted semiconductor capacity because, based on Level One's past experience, customers often over-order to assure adequate supply and then may cancel or postpone orders without notice or significant penalty if other product becomes available. Third, component shortages from Level One's customers' suppliers could cause those customers to cancel or delay plans to incorporate Level One's products into the design of target products, resulting in the cancellation or delay of orders for Level One's products.

         THE COMPLETION OF LEVEL ONE'S 4% CONVERTIBLE NOTE OFFERING HAS INCREASED LEVEL ONE'S INTEREST EXPENSE AND MAY LIMIT LEVEL ONE'S ABILITY TO OBTAIN ADDITIONAL FINANCING FOR WORKING CAPITAL, ACQUISITIONS OR OTHER PURPOSES

         In September 1997, Level One incurred approximately $115 million in additional debt as a result of its issuance of 4% Convertible Subordinated Notes due 2004. These notes increased Level One's ratio of long-term debt to total capitalization from 3.0% at June 29, 1997, to 41.7% at December 27, 1998. This increased leverage has increased Level One's interest expense substantially. This increased leverage could adversely affect Level One's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Level One more vulnerable to economic downturns and competitive pressures. This increased leverage could also affect Level One's liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, Level One could be forced to reduce other expenditures and/or forego potential acquisitions to be able to meet such requirements.

         THE FAILURE OF LEVEL ONE'S KEY SUPPLIERS TO BE YEAR 2000 COMPLIANT AND LEVEL ONE'S FAILURE TO DEVELOP YEAR 2000 CONTINGENCY PLANS COULD CAUSE LEVEL ONE TO EXPERIENCE MANUFACTURING INTERRUPTIONS OR DELAYS THAT COULD ADVERSELY IMPACT LEVEL ONE'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS

         Level One is currently in the process of determining whether there are any critical areas in its business that are not Year 2000 compliant. Level One has begun a comprehensive project to prepare its computer systems for the Year 2000. Level One presently estimates that the total cost of addressing its Year 2000 problems will be approximately $500,000, of which approximately 5% has been expended to date. This cost estimate was derived utilizing numerous assumptions, including the assumption that Level One has already identified its most significant Year 2000 problems and that the assessment, remediation and contingency plans of its third party suppliers will be fulfilled in a timely manner without significant additional cost to Level One. Level One believes that there is a remote possibility of an adverse impact on its business due to problems with its internal systems or products. Level One's products have no date specific functions or date dependencies and will operate according to published specifications through the Year 2000 and dates into the 21st century. As part of its Year 2000 assessment, Level One is contacting key suppliers of products and services to determine whether such suppliers' operations, products and services are Year 2000 capable and/or to monitor their progress toward Year 2000 compliance. If Level One's suppliers are not Year 2000 compliant, Level One could experience manufacturing interruptions or shutdowns, decreased yields, quality inconsistencies, delayed or inaccurate product testing, delivery delays, or service interruptions. It is possible that one or more of these problems could have a material adverse effect on Level One's business, financial condition, or results of operations. There is also a risk because Level One has not yet fully developed Year 2000 contingency plans to address any failure of Level One's Year 2000 assessment to identify and remediate significant Year 2000 risks to its business operations. Development of contingency plans is in progress and will continue during calendar year 1999. Such plans could include accelerating replacement of affected equipment or software, using back-up equipment and software, developing temporary manual procedures to compensate for system deficiencies, and identifying Year 2000 capable suppliers and service providers. There can be no assurance that any such contingency plans would adequately address the Year 2000 problem. The failure to develop a successful contingency plan could result in significant delays and inefficiency in Level One's business which could have a material adverse effect on Level One's business, financial condition and results of operations.

SUBSEQUENT EVENTS

     On March 4, 1999, the Company and Intel Corporation entered into a definitive stock-for-stock merger agreement valued at approximately $2.2 billion under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock, after adjusting for Intel's two-for-one stock split announced in January 1999 and effective April 11, 1999. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion of Level One's outstanding convertible subordinated notes into Level One common stock when permissible under their terms. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and conditions customary in a transaction of this type.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages as of March 1, 1999, are as follows:

                     NAME                    AGE           POSITION WITH THE COMPANY
                     ----                    ---           -------------------------
         Robert S. Pepper, Ph.D.             63       President, Chief Executive Officer
                                                      and Chairman of the Board of Directors

         John Kehoe                          53       Senior Vice President, Chief Financial Officer
                                                      and Secretary

         George A. Papa                      50       Vice President, Worldwide Sales

         Michael A. Ricci                    43       Vice President, Telecom

         David T. McKinnon                   51       Vice President, Networking

         Visveswar Akella                    36       Vice President, Internetworking

         Michael R. Wodopian                 46       Vice President, Business Development and
                                                      Strategic Planning

         Daniel S. Koellen                   41       Vice President, Quality and Reliability

         Thomas J. Connors(1)(2)             68       Director

         Paul Gray, Ph.D.                    55       Director

         Martin Jurick (2)                   60       Director

         Henry Kressel, Ph.D.(2)             64       Director

         Joseph P. Landy(1)                  36       Director

         Kenneth A. Pickar, Ph.D.            59       Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Dr. Pepper joined the Company in July 1986 as President, Chief Executive Officer and a director. He became Chairman of the Board of Directors in January 1993. From 1979 until 1984, Dr. Pepper was Vice President and General Manager of the Solid State division of RCA Corporation. Prior to joining RCA,

Dr. Pepper had spent over 18 years in the semiconductor industry, including positions as Vice President and General Manager of the Semiconductor Division at Analog Devices, Inc.. Dr. Pepper holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of California, Berkeley.

     Mr. Kehoe joined the Company in October 1995 as Vice President, Chief Financial Officer and Secretary. In November 1997, Mr. Kehoe was elected Senior Vice President. Immediately prior to joining the Company, Mr. Kehoe served as Senior Vice President and Chief Financial Officer for Focus Surgery, Inc., a medical device manufacturer. From 1992 to 1993 he served as Vice President, Finance and Chief Financial Officer for Celeritek, Inc., a microwave systems company. From 1989 to 1992 he served as Vice President, Finance and Chief Financial Officer of Poqet Computer Corp., a computer manufacturer. Prior to 1989 he worked in various financial and CFO positions for approximately 14 years with high technology companies, including Texas Instruments Inc. Mr. Kehoe holds an MBA from Fordham University and a BBA from Manhattan College.

     Mr. Papa joined the Company in February 1997 as Vice President, Worldwide Sales. Since 1991, he had been employed as Vice President of Sales for North America by Siemens Components Corporation, a division of Siemens. Previously Mr. Papa was employed in other management and sales positions with Siemens Components Corporation, LSI Logic Corporation, Intel Corporation, and Tektronix. Mr. Papa holds a B.S.E.E. from Northeastern University

     Mr. Ricci joined the Company in August 1997 as Vice President, Telecom. Prior to joining the Company, Mr. Ricci was Director of Wireless
Communication at Advanced Micro Devices ("AMD"). Prior to this role, Mr. Ricci held the position of Director, Desktop Networking, at AMD. Mr. Ricci worked at AMD for 17 years. Prior to joining AMD, Mr. Ricci worked at Siliconix, Inc. in the communications area for two years.

     Mr. McKinnon joined the Company in June 1998 as Vice President, Networking. Prior to joining the Company, Mr. McKinnon spent 21 years at National Semiconductor Corporation ("NSC"), with his most recent position being Chief Technical Officer and Chief Operating Officer of NSC, Japan. Previously, he held the positions of Vice President and General Manager of the Ethernet Division and Director of the Local Area Networks Business Unit.

     Mr. Akella joined the Company in July 1998 as Vice President, Internetworking in connection with the acquisition of Acclaim Communications, Inc. ("Acclaim"). In addition to founding Acclaim, where he was Chief Executive Officer and President, Mr. Akella established the Local Area Networking Products Group at LSI Logic Corporation and was a member of the founding team of Kalpana. He has also held management roles at S3 Inc., Chips and Technologies, Inc. and LTX Systems.

     Mr. Wodopian joined the Company in January 1998 as Vice President, Business Development and Strategic Planning. Prior to joining the Company, Mr. Wodopian spent over 16 years at Advanced Micro Devices, most recently as the Director of Marketing for the Communications Products Division. Prior to that, he spent four years at AMD's European headquarters as Director of Marketing for Europe. During the balance of his tenure at AMD, he served in a variety of program management and field applications roles. Prior to working at AMD, Mr. Wodopian was responsible for microprocessor based system level designs in the process control and aerospace industries.

     Mr. Koellen has been responsible for the Quality and Reliability function since he joined the Company in January 1989, serving as Manager until January 1992 and then as Director until January 1993 when he was promoted to Vice President, Quality and Reliability. From 1985 to 1989, Mr. Koellen was

Lead Failure Analysis Engineer for the Denver Aerospace Division of Martin Marietta Corp. Prior to joining Martin Marietta, Mr. Koellen managed the surface analysis laboratory for Mostek Corporation, a supplier of dynamic random access memory integrated circuits. Mr. Koellen holds an M.S. in Engineering and Applied Science from Southern Methodist University and a B.S. in Applied Mathematics, Engineering and Physics from the University of Wisconsin.

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

     Dr. Gray has been a director since April 1994. Dr. Gray is the Dean of the College of Engineering at the University of California, Berkeley. Dr. Gray served as Chairman of the Electrical Engineering and Computer Sciences Department from 1990 to 1993 and as Vice Chairman of the Department from 1988 to 1990. He served as a director of Microlinear Corporation from 1988 to 1991. He has published more than 100 papers in the electrical engineering field, served on numerous industry committees, and holds 10 patents.

     Mr. Jurick has been a director of the Company since April 1991. Since 1984, Mr. Jurick has been a Senior Vice President of Silicon Systems, Inc. ("SSI"), a semiconductor manufacturing company, which until 1996 was a wholly owned subsidiary of TDK Corporation and in 1996 became a division of Texas Instruments Inc. Mr. Jurick also serves as a director of Microsemi Corp.

     Dr. Kressel has been a director of the Company since August 1987. Since 1985, Dr. Kressel has been a Managing Director at E.M. Warburg, Pincus & Co., LLC ("EMW"), an investment firm, where he has been employed since 1983. Prior to joining EMW, Dr. Kressel spent 20 years at RCA Laboratories, where he became a Staff Vice President. Dr. Kressel is also a member of the Board of Directors of IA Corporation, NOVA Corporation, Earth Web, Inc. and Covad Communications, Inc.

     Mr. Landy has been a director of the Company since January 1991. Since January 1994, Mr. Landy has served as a Managing Director at EMW, where he has been employed since 1985. Prior to joining EMW, Mr. Landy was employed by Dean Witter Realty, Inc., the real estate investment banking affiliate of Dean Witter Reynolds, Inc., as a financial analyst. He also serves as a director of NOVA Corporation, Indus International, Inc., and Covad Communications, Inc.

     Dr. Pickar has been a director since June 1998. Dr. Pickar is currently a Visiting Professor of Mechanical Engineering at the California Institute of Technology. From 1993 to 1997, he served as Senior Vice President of Engineering and Technology for Allied Signal Corporation. From 1983 to 1992, he was Manager of Electronic Systems Research for General Electric Corporation. Dr. Pickar has held management and engineering positions with Thomas Consulting Group, Signetics Corporation, Bell Northern Research and Bell Laboratories. Dr. Pickar has served on a number of University Advisory Committees including Stanford, Berkeley, Cornell and Illinois. He has served as Vice Chairman of the Microelectronics and Computer Consortium, on the Board of Directors of the Semiconductor Research Corporation, and as a Director of the Albany Medical Center.

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

     Non-employee, non-affiliated Directors of the Company receive $1,800 per day for each day devoted to Company Board or committee meetings. The Company reimburses each director for reasonable expenses of attending meetings of the Board of Directors and any committees thereof. Non-affiliated, non-employee directors receive an annual automatic option grant of 2,000 shares at the end of each year. In 1997, Warburg Pincus Capital Co., an affiliate of EMW, distributed substantially all of its shares of Company stock, and Dr. Kressel and Mr. Landy each then became entitled to automatic grants of options to purchase an aggregate of 15,000 shares vesting over five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on its review of the copies of reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 27, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four other highest paid executive officers whose compensation for the 1998 fiscal year was in excess of $100,000 (collectively the "Named Officers").

                                          SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION                       LONG-TERM
                                           -----------------------------------------------------   COMPENSATION
                                                                                                     SECURITIES
                                                                                 OTHER ANNUAL        UNDERLYING      ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR       SALARY      BONUS       COMPENSATION (1)       OPTIONS      COMPENSATION
-----------------------------------------  --------  ----------------------- ----------------------------------------------------
Robert S. Pepper                            1998        386,923   1,173,000                   -         170,000           13,029
     President, Chief Executive Officer     1997        325,846     580,000                   -         585,000            2,794
     and Chairman of the Board              1996        296,923     170,000                   -         135,000            6,276

John Kehoe
     Senior Vice President, Chief           1998        222,885     370,000                   -          40,000            8,823
     Financial Officer and Secretary        1997        186,056     201,859                   -         120,000            1,617
                                            1996        153,182      81,508                   -          45,000            1,800

George Papa (3)                             1998        211,347     255,240              15,000               -            6,101
     Vice President, Worldwide Sales        1997        142,697     142,350              12,500         157,500            4,616
                                            1996              -           -                   -               -                -

Michael A. Ricci (4)                        1998        197,119     175,000              66,081               -            7,204
     Vice President, Telecom Business Unit  1997         59,063      43,000                   -         112,500              142
                                            1996              -           -                   -               -                -

Michael R. Wodopian (5)                     1998        173,100     192,000             159,148          90,000            3,960
     Vice President, Business Development   1997              -           -                   -               -                -
          and Strategic Planning            1996              -           -                   -               -                -

(1) Includes allowance for automobile for Mr. Papa and relocation reimbursement for Mr. Ricci & Mr. Wodopian
(2) All other compensation represents the Company's 401(k) matching and discretionary contributions.
(3) Mr. Papa's employment began February 10, 1997 at an annual salary of $175,000.
(4) Mr. Ricci's employment began August 27, 1997 at an annual salary of $185,000.
(5) Mr. Wodopian's employment began January 2, 1998 at an annual salary of $180,000.

     OPTION GRANTS IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended December 27, 1998. The options listed were granted under the Company's 1993 Stock Option Plan. In accordance with the rules of the Securities and Exchange Commission, also shown is the potential realizable value based on the assumed rates of stock price appreciation of 5% and 10%, compounded annually, from the date the option was granted over the full option term. These amounts represent certain assumed rates of appreciation only and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                  Individual Grants                                Potential Realizable
                           -----------------------------------------------------------------         Value at Assumed
                                                                                                      Annual Rates of
                             Number of        % of Total                                                Stock Price
                             Securities         Options                                              Appreciation for
                             Underlying       Granted to        Exercise                              Option Term (1)
                              Options        Employees in         Price        Expiration     --------------------------------
           Name             Granted (#)       Fiscal Year       ($/Share)         Date           5% ($)              10% ($)
           ----             -----------       -----------       ---------         ----           ------              -------
Robert S. Pepper, Ph.D.       170,000                 6.6           16.38         10/8/08      1,750,685             4,436,581

John Kehoe                     40,000                 1.6           16.38         10/8/08        411,926             1,043,901

Michael R. Wodopian            90,000                 3.5           18.46          1/2/08      1,044,749             2,647,600

(1) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 4-year or 5-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

     The following table provides information with respect to the Named Officers concerning the exercise of options during the last fiscal year and unexercised options held as of December 27, 1998.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities                  Value of Unexercised
                                                             Underlying Unexercised                 In-The-Money Options
                             Shares                      Options at Fiscal Year End (#)           At Fiscal Year End ($)(1)
                            Acquired         Value       -------------------------------      --------------------------------
          Name           On Exercise (#)    Realized($)    Exercisable     Unexercisable       Exercisable       Unexercisable
          ----           ---------------    -----------    -----------     -------------       -----------       -------------
Robert S. Pepper, Ph.D.         141,500     3,885,946          440,551           766,250        12,370,267          17,973,756

John Kehoe                        8,500       153,931          127,250           215,500         3,245,883           5,128,439

George Papa                           0             0           31,500           126,000           750,749           3,002,996

Michael R. Wodopian                   0             0                0            90,000                 0           1,623,753

Mike A. Ricci                         0             0           22,500            90,000           313,126           1,252,503

(1) Based upon the market price of $36.31 per share, which was the closing price per share on the NASDAQ National Market System on the last day of the 1998 fiscal year, less the option exercise price payable per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1999, by (i) each person (or group of affiliated persons) known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named herein, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                           SHARES BENEFICIALLY
DIRECTORS, NAMED OFFICERS AND 5% SHAREHOLDERS                     OWNED
---------------------------------------------       --------------------------------
                                                         NUMBER        PERCENT (1)
Kopp Investment Advisors, Inc. (2)                     3,552,707        8.8%
   6600 France Avenue South, Suite 672
   Edina, Minnesota 55435

Capital Research and Management Company (3)            2,200,000        5.5%
   333 South Hope Street
   Los Angeles, CA 90071

Robert S. Pepper, Ph.D. (4)                              829,424        2.1%

Thomas J. Connors (5)                                    124,874          *

Paul Gray, Ph.D. (6)                                      67,500          *

Martin Jurick (7)                                         40,500          *

Henry Kressel, Ph.D. (8)                                  32,669          *

Joseph P. Landy (9)                                       53,051          *

John Kehoe (10)                                          155,375          *

Daniel S. Koellen (11)                                   201,079          *

George Papa (12)                                          67,846          *

Visveswar Akella (13)                                    602,808        1.5%

David T. McKinnon (14)                                    22,449          *

Michael A. Ricci (15)                                     15,000          *

Michael R. Wodopian (16)                                  18,000          *

All Named Officers and Directors as a group
(10 persons)(17)                                        2,230,575      5.5%

* less than 1%

(1) Percent ownership is based on 38,992,940 shares of Common Stock outstanding as of March 1, 1999, plus shares issuable pursuant to options or warrants held by the person or class in question that are exercisable within 60 days after March 1, 1999.

(2) Includes 3,082,707 shares over which Kopp Investment Advisors, Inc. exercises investment discretion, but for which it is not the record holder; 372,500 shares which Kopp Investment Advisors, Inc., owns directly; and 97,500 shares owned by LeRoy C. Kopp.

(3) Capital Research and Management Company, an investment advisor registered under section 203 of the Investment Advisors Act of 1940 is deemed to be the beneficial owner of 2,200,000 shares of common stock as a result of acting as investment advisor to various investment companies. The Capital Research and Management Company disclaims beneficial ownership. SMALLCAP World Fund, Inc, and investment company registered under the Investment Company Act of 1940, which is advised by Capital Research and Management Company, is the beneficial owner of 1,870,000 shares.

(4) Includes 648,676 shares issuable under stock options held by Dr. Pepper exercisable within 60 days of March 1, 1999.

(5) Includes 61,874 shares issuable under stock options held by Mr. Connors exercisable within 60 days of March 1, 1999.

(6) Includes 67,500 shares issuable under stock options held by Dr. Gray exercisable within 60 days of March 1, 1999.

(7) Includes 18,000 shares issuable under stock options held by Mr. Jurick exercisable within 60 days of March 1, 1999.

(8) Includes 4,500 shares held of record by Warburg Pincus Capital Co. ("Warburg"). Dr. Kressel is a managing director of a Warburg affiliate, and disclaims beneficial ownership of such shares.

(9) Includes 4,500 shares held of record by Warburg. Mr. Landy is a managing director of a Warburg affiliate, and disclaims beneficial ownership of such shares.

(10) Includes 155,375 shares issuable under stock options held by Mr. Kehoe exercisable within 60 days of March 1, 1999.

(11) Includes 175,481 shares issuable under stock options held by Mr. Koellen exercisable within 60 days of March 1, 1999.

(12) Includes 63,000 shares issuable under stock options held by Mr. Papa exercisable within 60 days of March 1, 1999.

(13) Includes 36,559 shares issuable under stock options held by Mr. Akella exercisable within 60 days of March 1, 1999.

(14) Includes 22,000 shares issuable under stock options held by Mr. McKinnon exercisable within 60 days of March 1, 1999.

(15) Includes 15,000 shares issuable under stock options held by Mr. Ricci exercisable within 60 days of March 1, 1999.

(16) Includes 18,000 shares issuable under stock options held by Mr. Wodopian exercisable within 60 days of March 1, 1999.

(17) Includes 1,281,465 shares issuable under stock options held by the named executives exercisable within 60 days of March 1, 1999.

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

     The Company issued a bridge loan for $500,000 to one of its officers in December 1998 at an interest rate of 6.0%. The loan was repaid in full in January 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee currently consists of directors Connors, Jurick and Kressel. The Compensation Committee reviews and approves the compensation of the Company's executive officers. The compensation of the Chief Executive Officer is subject to approval by the Board of Directors. During 1998, Mr. Connors was granted options to purchase 4,500 shares at a price of $18.83 per share, the market price on the grant date.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                              FORM 10-K
                                                                                               PAGE NO.
                                                                                              ---------
     1. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants.............................................        29
     Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997  ..........        30
     Consolidated Statements of Income for the fiscal years ended
         December 27, 1998, December 28, 1997, and December 29, 1996......................        31
     Consolidated Statements of Shareholders' Equity for the fiscal years ended
         December 27, 1998, December 28, 1997, and December 29, 1996......................        32
     Consolidated Statements of Cash Flows for the fiscal years ended December 27, 1998,
         December 28, 1997, and December 29, 1996.........................................        33
     Notes to Financial Statements........................................................        34

     2. FINANCIAL STATEMENT SCHEDULE:
     II--Valuation and Qualifying Accounts................................................        49

     All other schedules are omitted because they are not applicable or the required information as shown in the financial statements or notes thereto.

     3. EXHIBITS:

     EXHIBIT
     NUMBER
      3.1(7)        Certificate of Incorporation of the Company
      3.2(7)        Bylaws of the Company
      4.1(4)        Indenture, dated as of August 15, 1997, between the Company and State Street Bank and Trust Company of California
                    (National Association) as Trustee
      4.2(4)        Form of 4% Convertible Subordinated Note due 2004
     10.1^^(1)      1985 Incentive Stock Option, Nonqualified Stock Option and
                    Restricted Stock Purchase Plan, as amended
     10.2^^(3)      1993 Stock Option Plan, as amended and restated
     10.3^^(1)      Amended and Restated Employee Stock Purchase Plan
     10.4^^(1)      Form of Directors' Indemnification Agreement
     10.5^(2)       Amendment to Deposit Agreement
     10.6(5)        Agreement and Plan of Reorganization, dated as of June 25,
                    1998, by and between the Company, Aardvark Aquisition Corp.
                    and Acclaim Communications, Inc.
     10.7(6)        Agreement and Plan of Reorganization, dated as of November
                    9, 1998, by and between the Company, Thunderhill Acquisition
                    Corp. and Jato Technologies, Inc.
     21.1*          Subsidiaries of Registrant (see page S-3)
     23.1*          Consent of Independent Public Accountants (see page S-4)
     24.1*          Powers of Attorney  (see page S-1)
     27.1*          Financial Data Schedule, December 28, 1997

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-65810) filed on August 19, 1994

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Period Ended June 29, 1997

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-06300) filed on September 23, 1996

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-37957) filed on October 15, 1997

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 17, 1998

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 9, 1998

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-71905) filed on February 5, 1999

 *   Filed herewith

 ^   Confidential treatment granted

^^   Indicates management contract or compensatory plan or arrangement

(b)  REPORTS ON FORM 8-K.

Amendment No. 2 to Form 8-K, filed on October 7, 1998, to provide under Item 5
(i) Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended December 28, 1997 and December 29, 1996 to reflect the Registrant's acquisition of Acclaim Communications, Inc. ("Acclaim"), (ii) the audited consolidated balance sheets of the Registrant and its subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997, and (iii) supplementary unaudited consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows for the periods ending March 29, 1998, June 28, 1998, March 30, 1997, and June 29, 1997 to reflect the Registrant's acquisition of Acclaim.

Amendment No. 3 to Form 8-K, filed on December 16, 1998, to update under Item 5 a Report of Independent Accountants.

Form 8-K, filed on November 20, 1998, to report under Item 5 the Registrant's execution of a definitive agreement to acquire Jato Technologies, Inc. ("Jato")

Form 8-K, filed on December 9, 1998, to (i) report under Item 2 the completion of the Registrant's acquisition of Jato (the "Jato Acquisition"), and (ii) include as exhibits under Item 7 the Agreement and Plan of Reorganization and the Certificate of Merger relating to the Jato Acquisition.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Level One Communications, Incorporated:

We have audited the accompanying consolidated balance sheets of LEVEL ONE COMMUNICATIONS, INCORPORATED (a California corporation) and subsidiaries as of December 27, 1998 and December 28, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Level One Communications, Incorporated and subsidiaries, as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           /s/ ARTHUR ANDERSEN LLP

Sacramento, California
February 26, 1999, except with
respect to the matter discussed in
Note 15, as to which the date is March 4, 1999

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                 As of December 27, 1998, and December 28, 1997

(IN THOUSANDS)                                                                     1998                      1997
                                                                             -----------------         -----------------
ASSETS
    Current Assets:
        Cash and cash equivalents                                                   $  28,794                 $  27,694
        Short-term investments                                                         92,712                   112,560
        Trade accounts receivable, net of allowance for doubtful
          accounts of $418 and $343 for 1998 and 1997, respectively                    35,820                    30,174
        Other receivables                                                               2,620                     2,490
        Inventories                                                                    20,495                    26,699
        Deferred income taxes                                                           2,302                     4,050
        Prepaid expenses                                                                3,775                     3,058
                                                                             -----------------         -----------------
                    Total current assets                                              186,518                   206,725

        Property and equipment, net                                                    48,899                    34,050
        Long-term investments                                                          68,577                    21,559
        Note acquisition costs                                                          2,802                     3,296
        Foundry deposits                                                               16,460                    14,000
        Other assets                                                                    3,034                     4,132
                                                                             -----------------         -----------------
                    Total assets                                                   $  326,290                $  283,762
                                                                             -----------------         -----------------
                                                                             -----------------         -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
        Current portion of capital lease obligations                                $   1,241                 $   1,211
        Accounts payable                                                               22,319                    21,340
        Accrued payroll costs                                                           9,925                     4,719
        Notes payable                                                                       -                     5,949
        Deferred revenues                                                               4,082                     5,171
        Other accrued liabilities                                                       8,850                     9,596
                                                                             -----------------         -----------------
                    Total current liabilities                                          46,417                    47,986

        Convertible subordinated notes                                                115,000                   115,000
        Capital lease obligations, less current portion                                 1,545                     2,175
        Deferred lease expense                                                            136                       299
                                                                             -----------------         -----------------
                    Total liabilities                                                 163,098                   165,460

    Shareholders' Equity:
        Common Stock, no par value                                                    124,412                   102,899
           Authorized - 236,250 shares
           Outstanding - 38,511 and 36,152 shares
               for 1998 and 1997, respectively
        Unrealized gain on available-for-sale securities, net of tax                      481                        19
        Retained earnings                                                              38,299                    15,384
                                                                             -----------------         -----------------
                    Total shareholders' equity                                        163,192                   118,302
                                                                             -----------------         -----------------
                    Total liabilities and shareholders' equity                     $  326,290                $  283,762
                                                                             -----------------         -----------------
                                                                             -----------------         -----------------

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
        For the Fiscal Years Ended December 27, 1998, December 28, 1997,
                              and December 29, 1996


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            1998                    1997                   1996
                                                              -----------------       -----------------      -----------------
Revenues                                                        $      262,988          $      156,500         $      111,987
Cost of sales                                                          109,656                  65,583                 48,477
                                                              -----------------       -----------------      -----------------
         Gross margin                                                  153,332                  90,917                 63,510

Research and development (1)                                            55,459                  37,757                 26,923
Sales and marketing                                                     39,504                  26,532                 17,154
General and administrative (2)                                          22,113                  12,507                  7,487
                                                              -----------------       -----------------      -----------------
         Total operating expenses                                      117,076                  76,796                 51,564
                                                              -----------------       -----------------      -----------------

Operating income                                                        36,256                  14,121                 11,946
Interest income                                                          9,057                   4,016                  1,884
Interest expense                                                       (5,976)                 (2,243)                  (352)
Other income                                                               230                     109                    729
                                                              -----------------       -----------------      -----------------
Income before provision for income taxes                                39,567                  16,003                 14,207

Provision for income taxes                                              16,652                   9,450                  6,374
                                                              -----------------       -----------------      -----------------
Net income                                                      $       22,915          $        6,553         $        7,833
                                                              -----------------       -----------------      -----------------
                                                              -----------------       -----------------      -----------------

Basic earnings per share                                        $         0.62          $         0.19         $         0.25
                                                              -----------------       -----------------      -----------------
                                                              -----------------       -----------------      -----------------
Diluted earnings per share                                      $         0.57          $         0.18         $         0.24
                                                              -----------------       -----------------      -----------------
                                                              -----------------       -----------------      -----------------

         (1) Includes one-time charge of $2,500 in 1996 for the acquisition of Silicon Design Experts, Inc.
         (2) Includes one-time charges of $3,600 in 1998 for the acquisitions of Acclaim Communications, Inc. and Jato Technologies Inc.

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the Fiscal Years Ended December 27, 1998, December 28, 1997,
                              and December 29, 1996

(IN THOUSANDS)
                                                                                                   Accumulated
                                                            Common Stock                              Other
                                                        ----------------------     Retained      Comprehensive
                                                         Shares       Amount       Earnings      Income/ (loss)        Total
                                                        ---------   -----------  ------------  -------------------  -----------
Balance at December 30, 1995                              31,115       $78,492        $  998            $      68      $79,558

Shares issued in business combinations                       753         3,580             -                    -        3,580

Issuance of common stock under stock option
     and purchase plans                                      423         1,243             -                    -        1,243

Issuance of common stock upon exercise of warrants             5            10             -                    -           10

Tax benefit of stock option exercises                          -         1,205             -                    -        1,205

Stock issued in connection with acquisitions                 195         3,000             -                    -        3,000

Comprehensive income:
     Net income                                                -             -         7,833                    -        7,833
     Other comprehensive income/(loss):
          Unrealized loss on available-for-sale
          investments, net of tax                                                                             (55)         (55)
                                                                                                                    -----------
Comprehensive income                                                                                                     7,778
                                                                                                                    -----------
                                                                                                                    -----------

                                                        ---------   -----------  ------------  -------------------  -----------
Balance at December 29, 1996                              32,491        87,530         8,831                   13       96,374

Shares issued in business combinations                     2,333         6,702             -                    -        6,702

Issuance of common stock under stock option
     and purchase plans                                      894         3,538             -                    -        3,538

Issuance of common stock upon exercise of warrants           434             -             -                    -            -

Tax benefit of stock option exercises                          -         5,129             -                    -        5,129

Comprehensive income:
     Net income                                                -             -         6,553                    -        6,553
     Other comprehensive income/(loss):
          Unrealized gain on available-for-sale
          investments, net of tax                                                                               6            6
                                                                                                                    -----------
Comprehensive income                                                                                                     6,559
                                                                                                                    -----------
                                                                                                                    -----------

                                                        ---------   -----------  ------------  -------------------  -----------
Balance at December 28, 1997                              36,152       102,899        15,384                   19      118,302

Shares issued in business combinations                     1,186         6,974             -                    -        6,974

Issuance of common stock under stock option
     and purchase plans                                    1,173         7,021             -                    -        7,021

Tax benefit of stock option exercises                          -         7,518             -                    -        7,518

Comprehensive income:
     Net income                                                -             -        22,915                    -       22,915
     Other comprehensive income/(loss):
          Unrealized gain on available-for-sale
          investments, net of tax                                                                             462          462
                                                                                                                    -----------
Comprehensive income                                                                                                    23,377
                                                                                                                    -----------
                                                                                                                    -----------

                                                        ---------   -----------  ------------  -------------------  -----------
Balance at December 27, 1998                              38,511     $ 124,412      $ 38,299          $       481    $ 163,192
                                                        ---------   -----------  ------------  -------------------  -----------
                                                        ---------   -----------  ------------  -------------------  -----------

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Fiscal Years Ended December 27, 1998, December 28, 1997,
                              and December 29, 1996

(IN THOUSANDS)                                                                     1998              1997             1996
                                                                              --------------   ---------------   --------------
Cash flows from operating activities:
      Net income                                                                  $  22,915         $   6,553        $   7,833
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                                              15,836            10,486            7,494
          Purchased research & development expenses                                       -                 -            2,500
      Changes in assets and liabilities, net of effect of acquisitions:
          Trade accounts receivable                                                  (5,646)          (12,503)          (3,180)
          Other receivables                                                            (130)           (1,882)             288
          Inventories                                                                 6,204           (16,709)           5,782
          Deferred income taxes                                                       1,748            (1,546)           1,785
          Prepaid expenses                                                             (717)             (950)             182
          Accounts payable and accrued liabilities                                   12,957            29,422           (4,101)
          Deferred revenues                                                          (1,089)            2,132            2,954
          Deferred lease expense                                                       (163)             (313)             (37)
                                                                              --------------   ---------------   --------------

      Net cash provided by operating activities                                      51,915            14,690           21,500
                                                                              --------------   ---------------   --------------

Cash flows from investing activities:
      Purchase of debt and equity securities available-for-sale                    (132,550)         (198,094)         (24,534)
      Maturities and sales of debt and equity securities available-for-sale         110,508            88,133           14,744
      Purchases of non-marketable equity securities                                  (4,666)           (1,500)                -
      Net capital expenditures                                                      (29,636)          (19,371)         (10,280)
      Payments for related party notes receivable                                         -                 -            1,225
      Net payments for foundry deposits and other assets                             (1,917)           (6,233)          (6,165)
                                                                              --------------   ---------------   --------------

             Net cash used in investing activities                                  (58,261)         (137,065)         (25,010)
                                                                              --------------   ---------------   --------------

Cash flows from financing activities:
      Net principal payments under capital lease obligations                           (600)             (960)            (527)
      Proceeds from issuance of convertible subordinated notes,
        net of acquisition costs                                                          -           111,539                -
      Proceeds (payments) from issuance of notes                                     (5,949)            5,949                -
      Proceeds from issuance of stock, net of
         repurchases and costs of issuance                                           13,995            10,240            4,833
                                                                              --------------   ---------------   --------------

             Net cash provided by financing activities                                7,446           126,768            4,306
                                                                              --------------   ---------------   --------------

Net increase in cash and cash equivalents                                             1,100             4,393              796
Cash and cash equivalents at beginning of period                                     27,694            23,301           22,505

                                                                              --------------   ---------------   --------------
                                                                              --------------   ---------------   --------------
Cash and cash equivalents at end of period                                        $  28,794         $  27,694        $  23,301
                                                                              --------------   ---------------   --------------
                                                                              --------------   ---------------   --------------
SUPPLEMENTARY DISCLOSURE OF CASH AND NONCASH TRANSACTIONS
      Non-cash investing and financing activities:
        Issuance of common stock in exchange for marketable securities              $     -           $     -         $    750
        Issuance of warrants                                                              -               586                -
        Equipment purchased under capital lease obligations                               -                 -              749
        Tax benefit related to stock options                                          7,518             5,129            1,205
        Unrealized gain (loss) on available-for-sale securities, net of tax             462                 6              (55)
        Cash payments for:
             Interest                                                                 5,422               616              351
             Income taxes                                                             7,393             3,861            2,564

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS

     Level One Communications, Incorporated (the "Company") was incorporated in California on November 26, 1985. Subsequent to year end the Company amended its Certificate of Incorporation to be reincorporated in the state of Delaware.

     The Company provides silicon connectivity, Local Area Network ("LAN") switching and Wide Area Network ("WAN") access solutions for high-speed telecom and networking applications. These components are critical elements in today's telecommunication and data communication networks and are the key building blocks for the Intranets and Internets of the future. Level One combines its strengths in analog and digital circuit design, with its communications systems expertise, to produce digital and mixed-signal solutions with increased functionality and greater reliability, resulting in lower total systems cost.

     On July 6, 1998, the Company completed a business combination with Acclaim Communications Inc. ("Acclaim") which is a provider of Fast Ethernet and Gigabit Ethernet switches and integrated Multi-Service access products. The combination was a stock for stock merger that was accounted for as a "pooling-of-interests." In connection with the merger, the Company issued 3,961,374 shares of common stock, and assumed 780,278 stock options and 256,485 warrants in exchange for all the outstanding stock, options and warrants of Acclaim.

     On November 24, 1998, the Company completed a business combination with Jato Technologies, Inc. ("Jato") which is a silicon provider of high performance, multi-speed Gigabit Ethernet controller technology. The combination was a stock for stock merger that was accounted for as a "pooling-of-interests." In connection with the merger, the Company issued 2,551,152 shares of common stock, and assumed 486,088 stock options in exchange for all the outstanding stock and options of Jato.

     Accordingly, the Company's historical financial statements for fiscal years 1998, 1997 and 1996 have been restated to include the accounts of Acclaim and Jato as if the companies had combined at the beginning of the first period presented.

     There were no significant transactions between the Company and Acclaim nor between the Company and Jato prior to the combination and no adjustments were necessary to conform either Acclaim's or Jato's accounting policies. The results of operations for the separate companies and the combined amounts presented in the consolidated statements of income are as follows:

(IN THOUSANDS)
                                 1998             1997             1996
                             --------------   --------------  ---------------
Revenue
  The Company                   $  262,828       $  156,262       $  111,987
  Acclaim                              157              238                -
  Jato                                   3                -                -
                             --------------   --------------  ---------------
                                $  262,988       $  156,500       $  111,987
                             --------------   --------------  ---------------
                             --------------   --------------  ---------------

Net Income (Loss)
  The Company                   $   34,855       $   19,191       $   11,213
  Acclaim                           (6,482)          (9,518)          (3,160)
  Jato                              (5,458)          (3,120)            (220)
                             --------------   --------------  ---------------
                                $   22,915       $    6,553       $    7,833
                             --------------   --------------  ---------------
                             --------------   --------------  ---------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The Company prepares financial statements on a 52-53 week year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     INVESTMENTS. The Company accounts for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires that investments be classified into one of three categories: held-to-maturity, available-for-sale, or trading. It requires that investments classified as held-to-maturity be reported at amortized cost, that investments classified as available-for-sale be reported at fair value with unrealized gains and losses, net of related tax, reported as a separate component of shareholders' equity, and that investments classified as trading be reported at fair value with unrealized gains and losses included in earnings. As of December 27, 1998 and December 28, 1997, all of the Company's investments are classified as available-for-sale and are carried at fair value. As of December 27, 1998, and December 28, 1997, the Company's shareholders' equity reflected an unrealized gain, net of applicable taxes of $481,000 and $19,000, respectively.

     The amortized cost and market value of the Company's investments available-for-sale as of December 27, 1998 and December 28, 1997, were as follows:

DECEMBER 27, 1998
(IN THOUSANDS)                                                   GROSS UNREALIZED  GROSS UNREALIZED
                                                AMORTIZED COST         GAINS            LOSSES        MARKET VALUE
                                                --------------   ----------------  ----------------  ---------------
Municipal bonds                                     $       -          $       -        $        -        $       -
Corporate debt and equity securities                  160,526                898               135          161,289
                                                --------------   ----------------  ----------------  ---------------
                                                    $ 160,526          $     898        $      135        $ 161,289
                                                --------------   ----------------  ----------------  ---------------
                                                --------------   ----------------  ----------------  ---------------

DECEMBER 28, 1997
(IN THOUSANDS)                                                   GROSS UNREALIZED  GROSS UNREALIZED
                                                AMORTIZED COST        GAINS            LOSSES        MARKET VALUE
                                                --------------   ----------------  ----------------  ---------------
Municipal bonds                                     $  11,528          $      24        $        -        $  11,552
Corporate debt and equity securities                  122,561                 36                30          122,567
                                                --------------   ----------------  ----------------  ---------------
                                                    $ 134,089          $      60        $       30        $ 134,119
                                                --------------   ----------------  ----------------  ---------------
                                                --------------   ----------------  ----------------  ---------------

     The amortized cost and market value of the Company's investments available-for-sale, by maturity, at December 27, 1998, were as follows:

                                                                        DECEMBER 27, 1998
                                                                  ------------------------------
(IN THOUSANDS)                                                    AMORTIZED COST   MARKET VALUE
                                                                  --------------   -------------
Due in one year or less                                             $    92,677      $   92,712
Due after one year through five years                                    67,849          68,577
                                                                  --------------   -------------
                                                                    $   160,526      $  161,289
                                                                  --------------   -------------
                                                                  --------------   -------------

     Proceeds from the sale of available-for-sale investments during fiscal 1998 and 1997 were $110.5 million and $88.1 million, respectively. The cost basis used in determining realized gains and losses is specific identification. During 1998, gross gains of $40,400 and gross losses of $26,000 were realized, and gross gains of $20,000 with no losses of were realized in 1997.


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

     INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Inventories as of December 27, 1998, and December 28, 1997, consisted of the following:

(IN THOUSANDS)                                        1998               1997
                                                ----------------  -----------------
Raw materials                                       $     2,486       $      9,133
Work-in-process                                           9,827             13,412
Finished goods                                            8,182              4,154
                                                ----------------  -----------------
     Total inventories                              $    20,495       $     26,699
                                                ----------------  -----------------
                                                ----------------  -----------------

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the following estimated useful lives:

                                 Machinery and equipment                    3-5 years
                                 Furniture and fixtures                     3-5 years
                                 Leasehold improvements                    6-10 years

     Property and equipment, net, as of December 27, 1998 and December 28, 1997 is comprised of the following:

(IN THOUSANDS)
                                                      1998               1997
                                                ----------------  -----------------
Machinery and equipment                              $   49,857         $   36,427
Furniture and fixtures                                   34,943             20,750
Leasehold improvements                                    5,420              3,407
                                                ----------------  -----------------
                                                         90,220             60,584
Less-Accumulated depreciation                          (41,321)           (26,534)
                                                ----------------  -----------------
                                                     $   48,899         $   34,050
                                                ----------------  -----------------
                                                ----------------  -----------------

     PATENT COSTS. Patent costs include direct costs of obtaining the patents. Upon patent approval, patent costs are amortized over the estimated useful life of the patent using the straight-line method.

     REVENUE RECOGNITION. Product sales are generally recognized upon shipment of product. However, the Company defers recognition of revenues and gross margin from sales to stocking distributors until such distributors resell the related products to their customers. The Company has deferred recognition of gross margin amounting to $4,082,000, $2,496,000, and $912,000 as of December 27,
1998, December 28, 1997, and December 29, 1996, respectively.

     Revenue from development and license agreements is deferred until contract milestones are met while related costs are expensed as incurred and are included in research and development expenses. The Company had no deferred revenue related to development and license agreements as of December 27, 1998. As of December 28, 1997 and December 29, 1996, the Company had deferred revenue of $2,675,000 and $2,175,000, respectively. Royalty income is recognized in the period that the income is earned.

     In 1996, the Company entered into a four year development and license agreement with a company to develop certain technologies and receive license, development and royalty fees through the term of the agreement. As of December 31, 1997, the Company had received payments totaling $2,675,000 under this development and license agreement. The agreement called for certain performance milestones which had not been met as of December 28, 1997. The dispute as to who was responsible for not meeting the required milestones was settled on September 9, 1998 with a payment of $750,000 by the Company and a mutual release. Revenue of $1,925,000 was recognized in 1998.

         Revenues are comprised of the following:

            (IN THOUSANDS)
                                                                     1998                1997              1996
                                                                ---------------     ---------------   ---------------
            Product sales                                            $ 258,914           $ 155,457         $ 111,392
            Royalties, licenses and non-recurring
               engineering revenue                                       4,074               1,043               595
                                                                ---------------     ---------------   ---------------
                Total revenues                                       $ 262,988           $ 156,500         $ 111,987
                                                                ---------------     ---------------   ---------------
                                                                ---------------     ---------------   ---------------

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

     EARNINGS PER SHARE. As of December 28, 1997, the Company adopted Statement of Financial Accounting Standards No 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     COMPREHENSIVE INCOME. As of December 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distribution to owners. The difference between the Company's net income and the Company's comprehensive income is due to unrealized gains and losses on available for sales debt and equity investments. The Company is showing comprehensive income in the statement of Shareholders' Equity.

     SEGMENT REPORTING. As of December 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

("SFAS 131"). SFAS 131 supersedes adopted Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position or the segments reported in 1998. (see Note 11 for related disclosure.)

     FINANCIAL PRESENTATION. Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the fiscal 1998 presentation.

3.  LONG-TERM DEBT

     The Company sold $115 million of 4% convertible subordinated notes during 1997. The notes will mature on September 1, 2004. Unless previously redeemed or repurchased, the notes are convertible at any time through the close of business on the final maturity date of the notes, into common stock of the Company, at a conversion price of $26.67 per share. Interest on the notes is payable semi-annually, commencing March 1, 1998. Total interest accrued on the convertible subordinated notes was approximately $1,475,000 and $1,550,000 at December 27, 1998 and December 28, 1997, respectively.

     After September, 2000, the notes are redeemable at the option of the Company, in whole or in part. The notes may be redeemed for either cash or common stock at a repurchase price of 105% of the principal amount of the notes to be repurchased plus accrued and unpaid interest to the repurchase date.

     The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The indenture contains no limitations on the incurrence of additional indebtedness or other liabilities by the Company.

4.  LEASES

     The Company conducts its operations using leased facilities and equipment under both capital and operating leases. Minimum future lease payments as of December 27, 1998, are as follows:

(IN THOUSANDS)                                    CAPITAL LEASES      OPERATING LEASES
                                                  --------------    --------------------
Year Ending
    1999                                               $  1,505               $  17,264

    2000                                                  1,227                  15,343

    2001                                                     95                  12,176

    2002                                                      -                  10,474

    2003                                                      -                   6,915

     Thereafter                                               -                  26,690
                                                  --------------    --------------------
                                                       $  2,827               $  88,862
                                                                    --------------------
                                                                    --------------------
Less-Interest portion (7.38% to 12%)                       (41)
                                                  --------------
Capital lease obligations                                 2,786
Less-Current portion                                    (1,241)
                                                  --------------
   Long-term portion                                   $  1,545
                                                  --------------
                                                  --------------

     Rent expense for operating leases was approximately $14.5 million, $9.4 million, and $7.5 million for the years ended December 27, 1998, December 28, 1997, and December 29, 1996, respectively.

5.  INCOME TAXES

     The provision for income taxes consists of:

(IN THOUSANDS)
                                                           1998           1997         1996
                                                      ---------------  -----------  -----------
Current Income Taxes:
  State                                                 $      1,164     $  1,098     $    282
  Federal                                                     14,261        9,606        4,307
Deferred taxes:
  State                                                          140          242          696
  Federal                                                      1,087       (1,496)       1,089
                                                      ---------------  -----------  -----------
     Total tax provision                                $     16,652     $  9,450     $  6,374
                                                      ---------------  -----------  -----------
                                                      ---------------  -----------  -----------

     The tax benefits associated with exercises of nonqualified stock options reduced taxes currently payable by $7,518,000, $5,129,000, and $1,205,000 in 1998, 1997, and 1996, respectively. Such benefits were recorded as an increase to common stock.

     Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse.

     The significant components of the Company's deferred tax assets and liabilities as of December 27, 1998, and December 28, 1997, are as follows:

(IN THOUSANDS)
                                                           1998           1997
                                                      ---------------  -----------
Deferred tax assets:
  Inventory reserves                                    $         87     $  1,893
  Deferred income on shipments to distributors                 1,534        1,822
  Accounts receivable reserve                                    189          134
  Deferred lease expense                                          75          151
  Inventory Unicap adjustment                                    724          796
  Accrued vacation                                               731          484
  AMT credit carryforwards                                        66          365
  R&D credit carryforwards                                       529          964
  Net operating loss carryforwards                             9,154        4,777
  Other                                                           64         (16)
                                                      ---------------  -----------
     Total deferred tax assets                                13,153       11,370

Deferred tax liabilities:
  Accelerated depreciation                                     (151)        (356)
  Unrealized loss on Section 475 securities                    (739)        (669)
  Unrealized gain on investments                               (278)         (12)
  Valuation allowance                                        (9,683)      (6,283)
                                                      ---------------  -----------
Net deferred income taxes                               $      2,302     $  4,050
                                                      ---------------  -----------
                                                      ---------------  -----------

     The reconciliation of the federal tax rate to the effective tax rate is as follows:

                                                           1998           1997         1996
                                                      ---------------  -----------  -----------
Statutory federal tax rate                                     35.0%        35.0%        34.0%
Change in valuation allowance                                    8.6         32.5          7.7
Foreign taxes & foreign sales corporation                      (3.1)        (4.5)        (5.9)
State taxes                                                      6.0          4.8          3.3
Non-deductible acquisition costs                                   -          1.0          6.8
Research and development credits                               (4.4)        (6.3)        (0.5)
Tax exempt interest                                                -        (3.4)        (0.5)
                                                      ---------------  -----------  -----------
Effective income tax rate                                      42.1%        59.1%        44.9%
                                                      ---------------  -----------  -----------
                                                      ---------------  -----------  -----------

6.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     In July 1997, the Board of Directors authorized a 3-for-2 stock split, which was effective on August 26, 1997 to holders of record on August 5, 1997. All common stock amounts and per share amounts have been adjusted to reflect the stock split.

     On February 23, 1998, the Board of Directors authorized a 3-for-2 stock split effective on March 30, 1998 to shareholders of record on March 9, 1998. All common stock amounts and per share amounts have been adjusted to reflect the stock split.

     The following table sets forth the computation of earnings per share.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      PER SHARE
                                                              INCOME           SHARES           AMOUNT
                                                           --------------  ---------------  ---------------
YEAR ENDING:
Net income:
      1998                                                     $  22,915
      1997                                                     $   6,553
      1996                                                     $   7,833

BASIC EPS: income available to common shareholders
      1998                                                     $  22,915           37,130        $    0.62
      1997                                                     $   6,553           34,203        $    0.19
      1996                                                     $   7,833           31,557        $    0.25

Effect of dilutive securities:
  Options and warrants:
      1998                                                                         2,949
      1997                                                                         2,281
      1996                                                                         1,592

DILUTED EPS: income available to common
  stockholders plus assumed conversions
      1998                                                     $  22,915          40,079         $    0.57
      1997                                                     $   6,553          36,484         $    0.18
      1996                                                     $   7,833          33,149         $    0.24

     No conversion is assumed for the convertible subordinated notes issued in 1997 because it would have an antidilutive effect on earnings per share. Options to purchase approximately 178,000, 189,000 and 319,000 shares of common stock in 1998, 1997, and 1996, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, making the shares anti-dilutive.


7.  STOCK OPTION AND PURCHASE PLANS AND EMPLOYEE BENEFIT PLAN

     STOCK-BASED COMPENSATION PLANS. The Company has five stock option plans, the 1985 Stock Option Plan (the "1985 Plan"), the 1993 Stock Option Plan (the "1993 Plan"), the San Francisco Telecom Stock Option Plan (the "SFT Plan"), the Acclaim Communications 1996 Stock Option Plan (the "ACCL Plan"), the Jato Technologies 1997 Stock Option Plan (the "Jato Plan") and an Employee Stock Purchase Plan (the "ESPP"). No further options may be granted under either the 1985 Plan, the SFT Plan, the

ACCL Plan and the Jato Plan and 1,179,492 options previously granted under these plans remain outstanding. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per common share would have been reduced to the following pro forma amounts:

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           1998           1997           1996
                                        ------------  -------------  -------------
Net income
    As reported                            $ 22,915        $ 6,553        $ 7,833
    Pro forma                                16,076          2,763          5,945

As reported earnings per share
   Basic                                    $  0.62        $  0.19        $  0.25
   Diluted                                     0.57           0.18           0.24

Pro forma earnings per share
   Basic                                    $  0.43        $  0.08        $  0.19
   Diluted                                     0.42           0.08           0.19

     The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997, and 1996. In calculating compensation cost: risk-free interest rates of 5.80, 6.12, and 6.15 percent, respectively, and expected stock price volatility of 70%, an expected life of six years and no dividend payments for 1998, 1997, and 1996, respectively.

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company has authorized the issuance of up to 1,012,500 shares of stock to its full-time employees under the ESPP. The Company has sold 64,597 shares and 67,487 shares as of December 27, 1998 and December 28, 1997, respectively, and has sold a total of 233,599 shares through December 27, 1998. The Company sells shares at 85% of the stock's market price, which is either the market price at the beginning or at the end of the offering period, whichever is lower.

     The Company may grant options for up to 8,612,500 shares under the 1993 Plan. The Company had 762,681 shares available for grant at December 27, 1998. Under the 1993 Option Plan the option exercise price equals the market price on date of grant.

     All options previously granted in fiscal 1997 and 1996 under the ACCL Plan have been converted into options of the Company's common stock. Each ACCL option was converted into .362859 of the Company's options at exercise prices of $0.69 to $1.38. There were approximately 775,000 shares outstanding and 174,000 exercisable at December 27, 1998. All options were granted at a price equal to the fair value of Acclaim stock at the grant date.

     All options previously granted in fiscal 1997 under the Jato Plan have been converted into options of the Company's stock. Each Jato option was converted into .458733 of the Company's options at exercise prices of $0.22 to $0.44. There were approximately 486,000 shares outstanding and 178,000 of the options were exercisable at December 27, 1998. All options were granted at a price equal to the fair market of Jato stock at the grant date.

     The following table presents the aggregate options granted, forfeited, and exercised under the 1985 Plan, 1993 Plan, SFT Plan, the ACCL Plan, and the Jato Plan for the years ended December 27, 1998, December 28, 1997, and December 29, 1996, at their respective weighted average exercise prices.

                                              1998                            1997                           1996
                                  ------------------------------  -----------------------------   -----------------------------
(SHARES IN THOUSANDS)                                                           Weighted Average                  Weighted
                                                Weighted Average                 Exercise Price                    Average
                                    Shares       Exercise Price     Shares                          Shares     Exercise Price
                                  ------------  ----------------  ------------  ---------------   -----------  ----------------
Outstanding, beginning of period        6,810         $    9.24         4,752        $    6.14         3,342         $    5.06
Granted
   Price = Fair Value                   2,338             18.52         2,552            15.29         1,624              9.56
   Price < Fair Value                     271              3.76           541             0.57           482              0.87
Exercised                              (1,152)             4.92          (696)            3.73          (391)             2.47
Canceled                                 (296)            11.81          (339)            8.49          (305)             8.96
                                  ------------  ----------------  ------------  ---------------   -----------  ----------------
Outstanding, end of period              7,971         $   12.31         6,810        $    9.25         4,752         $    6.14
                                  ------------  ----------------  ------------  ---------------   -----------  ----------------
                                  ------------  ----------------  ------------  ---------------   -----------  ----------------

Exercisable, end of period              2,224                           1,820                          1,565
                                  ------------                    ------------                    -----------
                                  ------------                    ------------                    -----------

     The following table summarizes information about options outstanding under the 1985 Plan, 1993 Plan, the SFT Plan, the ACCL Plan, and the Jato Plan at December 27, 1998.

                                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                       ------------------------------------------------------  ----------------------------------
(SHARES IN THOUSANDS)                                      Weighted Avg.
                                            Shares           Remaining                              Shares
                                        Outstanding As   Contractual Life    Weighted Avg.      Exercisable As    Weighted Avg.
      Range of Exercise Prices           of 12/27/98         in Years        Exercise Price      of 12/27/98     Exercise Price
-------------------------------------  ----------------- ------------------ -----------------  ----------------- ----------------
        $     0.17        $     7.44              2,148               7.04        $     3.49              1,306       $     2.73

              7.50             12.67              1,997               7.56             10.04                654             9.71

             12.78             17.44              2,364               9.26             16.73                126            15.50

             18.00             27.17              1,462               9.12             21.20                138            20.34
------------------- -----------------  ----------------- ------------------ -----------------  ----------------- ----------------
        $     0.17       $     27.17              7,971               8.21             12.31              2,224       $     6.60
------------------- -----------------  ----------------- ------------------ -----------------  ----------------- ----------------
------------------- -----------------  ----------------- ------------------ -----------------  ----------------- ----------------

     Options for all plans are exercisable in installments at intervals determined by the Board of Directors, not to exceed ten years and one day.


     401(k) TAX DEFERRED SAVINGS PLAN. The Company has a 401(k) Tax Deferred Savings Plan (the "401(k) Plan") under which eligible employees may elect to have a portion of their salary deferred and contributed to their accounts under the 401(k) Plan. Under the 401(k) Plan, the Company will contribute at least 1% (and up to a maximum of 3%) of an eligible employee's annual gross salary to the employee's account under the 401(k) Plan. For the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996, the Company has contributed $986,000, $490,000, and $420,000, respectively, to the 401(k) Plan.

8.  INCENTIVE PLANS

     The Company has reserved 202,500 shares of Common Stock for issuance to employees pursuant to a stock bonus plan to be agreed upon by the Board of Directors. As of December 27, 1998, no shares had been issued.

     Beginning in January 1994, the Company implemented an incentive compensation plan. The Company's incentive compensation plan provides for incentive compensation for substantially all employees of the Company based upon the achievement of specified operating and performance results. Incentive compensation totaled $7,176,000, $3,739,000, and $1,791,000 for 1998, 1997 and
1996, respectively.

9.  STOCK WARRANTS

     The Company has issued warrants to independent sales representatives to purchase up to 98,708 shares of its Common Stock with exercise prices ranging from $1.03 to $9.33 per share. As of December 27, 1998, an aggregate of 60,940 shares has been issued upon exercise of warrants.

     In connection with securing a loan from investors in 1992, the Company issued warrants to purchase 456,179 shares of Common Stock with an exercise price of $0.67 per share. The warrants were exercised January 16, 1997, for 433,697 shares, and the balance was surrendered, on a net appreciation basis, in an amount equal to the exercise price.

     In connection with the issuance of notes in 1996, the Company issued warrants to purchase 21,936 shares of Common Stock with an exercise price of $6.16 per share. The fair value of such warrants, aggregating approximately $66,600, was recorded as additional interest expense during 1996.

     In connection with the issuance of notes in 1997, the Company issued warrants to purchase 234,549 of Common Stock with an exercise price of $6.16 per share. The fair value of such warrants, approximately $586,000, was recorded as common stock. The related issuance cost of $585,000 was recorded in other assets and is being amortized to interest expense over the life of the recorded debt. Interest expense includes amortization of these issuance costs totaling $585,000.

As of December 27, 1998, an aggregate of 43,213 shares have been issued upon exercise of the warrants issued in connection to the issuance of notes in 1996 and 1997.

10.    PREFERRED STOCK

     No shares of Preferred Stock are currently outstanding. The Company's Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock.

11.    BUSINESS SEGMENT INFORMATION

     As of December 27, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company concluded that it operates in one reportable segment: the communications connectivity segment. In this segment, the Company designs, develops and markets Application Specific Standard Product ("ASSP") integrated circuits and custom derivatives for two primary markets: networking and telecommunications.

     The following is a summary of the Company's revenue by market and geographic area for 1998, 1997 and 1996:

(IN THOUSANDS)                               1998            1997            1996
                                         -------------   -------------   -------------
Revenues:
     Networking                              $177,893         $70,657         $57,845
     Telecommunications                        83,687          87,467          52,209
     Other                                      1,408         (1,624)           1,933
                                         -------------   -------------   -------------
                                Total        $262,988        $156,500        $111,987
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------

     United States                           $159,509        $101,895         $68,544
     Singapore                                 27,026          18,537          14,824
     Other foreign countries                   76,453          36,068          28,619
                                         -------------   -------------   -------------
                                Total        $262,988        $156,500        $111,987
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------

     Geographic area data is based on product shipment destination or royalty payer location.

     Export sales as a percentage of revenues were 40%, 35%, and 39% for 1998, 1997, and 1996, respectively.

     During 1998 and 1997 no single customer accounted for more than 10% of revenues. In 1996, sales to Hewlett-Packard were 11.2% of total sales.

     Long lived assets consist of net property and equipment and foundry deposits. The following geographic summary of long-lived assets is based on physical location:

(IN THOUSANDS)                                    1998                 1997                 1996
                                            ------------------   -----------------    -----------------
Long-lived assets:
     United States                                  $  44,629           $  32,356            $  24,140
     Singapore                                         17,634              15,627                8,000
     Other foreign countries                            3,096                  67                    -
                                            ------------------   -----------------    -----------------
                                   Total            $  65,359           $  48,050            $  32,140
                                            ------------------   -----------------    -----------------
                                            ------------------   -----------------    -----------------

     Singapore Long-lived assets consist primarily of Foundry deposits only, of which $15,000,000 was refunded in the first quarter of 1999.

12.    RELATED PARTY TRANSACTIONS

     During 1998, 1997 and 1996, the Company paid consulting and/or directors' fees of approximately $47,000, $117,000, and $129,600 respectively, to four members of the Board of Directors.

     During the third quarter of 1996, in connection with a third-party financing for Maker Communications, Inc. ("Maker"), the Company sold a portion of its minority interest in Maker for an aggregate of approximately $675,000. This sale was accounted as a one-time gain recorded as "Other Income" in the accompanying Consolidated Statements of Income. The Company continues to hold a minority interest in Maker and license certain Maker technology. Other contractual rights and obligations, including the Company's obligation to provide certain loan financing to Maker, were terminated in the transaction. Following the transaction, Maker repaid the Company approximately $2.9 million, the total balance under an outstanding note.

     The Company issued a bridge loan to one of its officers in December 1998 for $500,000 at 6.0% interest, the loan was repaid in January 1999.

13.    BUSINESS AND TECHNOLOGY ACQUISITIONS

     On November 24, 1998, the Company completed a business combination with Jato Technologies, Inc. ("Jato") which is a silicon provider of high performance, multi-speed Gigabit Ethernet controller technology. The combination was a stock for stock merger that was accounted for as a "pooling-of-interests." In connection with the merger, the Company issued 2,551,152 shares of common stock, and assumed 486,088 stock options in exchange for all the outstanding stock and options of Jato.

     On July 6, 1998, the Company completed a business combination with Acclaim Communications Inc. ("Acclaim") which is a provider of Fast Ethernet and Gigabit Ethernet switches and integrated Multi-Service access products. The combination was a stock for stock merger that was accounted for as a "pooling-of-interests." In connection with the merger, the Company issued 3,961,374 shares of common stock, and assumed 780,278 stock options and 256,485 warrants in exchange for all the outstanding stock, options and warrants of Acclaim.

     During December 1996, the Company acquired Silicon Design Experts, Inc.
(SDE). In connection with the transaction, the Company issued an aggregate of 195,143 shares of its common stock valued at $3,000,000 to SDE's shareholders, and agreed to issue additional shares of Common Stock in the future to SDE's shareholders and employees, with the amount to be contingent upon the extent of sales of products developed by SDE and Level One's stock price. The total purchase price of $3,000,000 was allocated as follows: $500,000 to goodwill , and $2,500,000 for purchased research and development. The purchased research and development of $2,500,000 was reported as a one-time charge. The transaction was accounted for under the purchase method of accounting. Accordingly, SDE's operating results after the date of acquisition are included in the Consolidated Statements of Income.

14.      FOUNDRY COMMITMENTS

     The Company's current wafer requirements are supplied primarily by six foundries. During 1995, the Company entered into five-year agreements with three of its suppliers for committed foundry capacity in consideration of equipment financing or cash deposits. There are no additional deposits due under the Company's existing foundry agreements. During the first quarter of 1999, the Company received deposit refunds of $15.0 million on its wafer capacity agreements.

15.     SUBSEQUENT EVENTS

     On March 4, 1999, the Company and Intel Corporation entered into a definitive stock-for-stock merger agreement valued at approximately $2.2 billion under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock, after adjusting for Intel's two-for-one stock split announced in January 1999 and effective April 11, 1999. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion of Level One's outstanding convertible subordinated notes into Level One common stock when permissible under their terms. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and conditions customary in a transaction of this type. Upon completion of the merger the Company will become a wholly-owned subsidiary reporting into Intel's Network Communications Group and all Level One employees will continue as employees of this subsidiary.

                                   SCHEDULE II

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

                                                    Balance at       Charged to
                                                   Beginning of      Costs and                        Balance at End
               Classification                         Period          Expenses          Deductions       of Period
               --------------                      ------------   ----------------      ----------    --------------
YEAR ENDED DECEMBER 27, 1998:
    Allowance for doubtful accounts                    $   343           $    75          $     -          $   418

YEAR ENDED DECEMBER 28, 1997:
    Allowance for doubtful accounts                        156               187                -              343

YEAR ENDED DECEMBER 29, 1996:
    Allowance for doubtful accounts                        300                 -              144              156

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        LEVEL ONE COMMUNICATIONS, INCORPORATED



Dated: March 29, 1999                   By:         /s/ ROBERT S. PEPPER
                                           ----------------------------------
                                           Robert S. Pepper
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

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

Dated: March 29, 1999
                                                              /s/ ROBERT S. PEPPER
                                                    -----------------------------------------
                                                                Robert S. Pepper,
                                                        PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                           (PRINCIPAL EXECUTIVE OFFICER)
                                                      AND CHAIRMAN OF THE BOARD OF DIRECTORS



Dated: March 29, 1999
                                                            /s/ THOMAS J. CONNORS
                                                    -----------------------------------------
                                                                Thomas J. Connors,
                                                                   DIRECTOR

Dated: March 29, 1999
                                                               /s/ PAUL GRAY
                                                    -----------------------------------------
                                                                 Paul Gray,
                                                                  DIRECTOR






Dated: March 29, 1999

                                                             /s/ MARTIN JURICK
                                                    -----------------------------------------
                                                               Martin Jurick,
                                                                 DIRECTOR

Dated:  March 29, 1999
                                                              /s/ HENRY KRESSEL
                                                    -----------------------------------------
                                                                 Henry Kressel,
                                                                    DIRECTOR

Dated: March 29, 1999
                                                             /s/ JOSEPH P. LANDY
                                                    -----------------------------------------
                                                               Joseph P. Landy,
                                                                   DIRECTOR

Dated: March 29, 1999
                                                               /s/ KENNETH A. PICKAR
                                                    -----------------------------------------
                                                                 Kenneth A. Pickar,
                                                                   DIRECTOR

Dated: March 29, 1999
                                                               /s/ JOHN KEHOE
                                                    -----------------------------------------
                                                                 John Kehoe,
                                                SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                          (PRINCIPAL FINANCIAL OFFICER)
                                                          (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT

     Registrant has eight wholly-owned subsidiaries. Acclaim Communications, Inc., which is incorporated in Delaware and does business under the name Level One Communications, Incorporated; Jato Technologies, Inc., which is incorporated in Delaware and does business under the name Level One Communications, Incorporated; Level One Communications International, Incorporated, which is incorporated in Barbados and does business under the name Level One Communications International, Incorporated; San Francisco Telecom, Inc., which is incorporated in California and does business under the name San Francisco Telecom, Inc.; Silicon Design Experts California, Inc., which is incorporated in California and does business under the name Level One Communications, Incorporated; Level One Communications Europe SARL, which is incorporated in France and does business under the name Level One Communications Europe; Level One Communications GmbH, which is incorporated in Germany and does business under the name Level One Communications; and Level One Communications Sweden A.B., which is incorporated in Sweden and does business under the name Level One Communications.

                                  EXHIBIT 23.1

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 33-65810, 33-72398, 33-93360, 33-95590,
333-06300, 333-48333, 333-37957, 333-65433, 333-65435, 333-70833, 333-71873 and
333-71905.



                                               /s/ ARTHUR ANDERSEN LLP


Sacramento, California
March 29, 1999