Form 10-Q
period 1999-03-28
LEVEL ONE COMMUNICATIONS INC /CA/
filed 1999-05-12
CIK 908985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

                                       OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number: 0-22068

                     LEVEL ONE COMMUNICATIONS, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         33-0128224
   -------------------------------                      -------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)

                 9750 GOETHE ROAD, SACRAMENTO, CALIFORNIA 95827
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (916) 855-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_     No ___

         The number of shares of Common Stock, par value $.001 per share, of the registrant outstanding on May 7, 1999 was 39,293,500

                                     INDEX


                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 28, 1999, and............  3
               December 27, 1998

               Unaudited Consolidated Statements of Income for the  ............  4
               Three Months ended March 28, 1999 and March 29, 1998

               Unaudited Consolidated Statements of.............................  5
               Cash Flows for the Three Months ended March 28, 1999
               and March 29, 1998

               Notes to Financial Statements (Unaudited).......................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       ...........   9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         ...........  14

Item 5.   Other Information                                         ...........  14

Item 6.   Exhibits and Reports on Form 8-K                          ...........  14

          Signatures                                                ........... S-1

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                   As of March 28, 1999 and December 27, 1998

(IN THOUSANDS)
                                                                   March 28, 1999      December 27, 1998
                                                                   --------------      -----------------
                                                                    (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                       $  50,304             $  28,794
    Short-term investments                                             64,887                92,712
    Trade accounts receivable, net of allowance for doubtful
      accounts of $418 and $418 for March 28, 1999 and
      December 27, 1998, respectively                                  34,201                35,820
    Other receivables                                                   2,752                 2,620
    Inventories                                                        29,320                20,495
    Other current assets                                               14,500                 6,077
                                                                    ----------            ----------

       Total current assets                                           195,964               186,518

    Property and equipment, net                                        58,293                48,899

    Long-term investments                                              76,970                68,577
    Foundry deposits                                                    1,143                16,460
    Other assets                                                        5,795                 5,836
                                                                    ----------            ----------
       Total assets                                                 $ 338,165             $ 326,290
                                                                    ----------            ----------
                                                                    ----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Current portion of capital lease obligations                    $   1,441                 1,241
    Accounts payable                                                   17,447                22,319
    Accrued payroll costs                                               5,984                 9,925
    Deferred revenue                                                    3,857                 4,082
    Income taxes payable                                                3,221                   227
    Other accrued liabilities                                           8,229                 8,623
                                                                    ----------            ----------
       Total current liabilities                                       40,179                46,417

    Convertible subordinated notes                                    115,000               115,000
    Capital lease obligations, less current portion                     1,029                 1,545
    Deferred lease expense                                                 95                   136
                                                                    ----------            ----------
       Total liabilities                                              156,303               163,098

  Shareholders' Equity:
    Common Stock, no par value                                        130,013               124,412
       Authorized - 236,250 shares
       Outstanding - 39,108 for March 28, 1999,
         and 38,511 for December 27, 1998

    Unrealized gain on investments                                      1,262                   481
    Retained earnings                                                  50,587                38,299
                                                                    ----------            ----------
       Total shareholders' equity                                     181,862               163,192
                                                                    ----------            ----------
  Total liabilities and shareholders' equity                        $ 338,165             $ 326,290
                                                                    ----------            ----------
                                                                    ----------            ----------


                    The accompanying notes are an integral part of
                      these consolidated financial statements

                            LEVEL ONE COMMUNICATIONS, INCORPORATED
                         UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                For the Three Months Ended
                                                -------------------------------------------
                                                   March 28, 1999         March 29, 1998
                                                ------------------     --------------------
Revenues                                               $   84,286               $   56,630
Cost  of revenues                                          34,718                   23,526
                                                ------------------     --------------------

          Gross margin                                     49,568                   33,104

Research and development                                   17,185                   12,553
Sales and marketing                                        11,341                    9,414
General and administrative                                  4,211                    4,166
                                                ------------------     --------------------
          Total operating expenses                         32,737                   26,133

Operating income                                           16,831                    6,971

Interest income                                             2,853                    2,140
Interest expense                                           (1,307)                  (1,705)
Other income (expense)                                        (37)                      23
                                                ------------------     --------------------

Income before provision for income taxes                   18,340                    7,429

Provision for income taxes                                  6,052                    3,700
                                                ------------------     --------------------
Net income                                             $   12,288               $    3,729
                                                ------------------     --------------------
                                                ------------------     --------------------

Basic earnings per share                               $     0.32               $     0.10
                                                ------------------     --------------------
                                                ------------------     --------------------

Diluted earnings per share                             $     0.28               $     0.10
                                                ------------------     --------------------
                                                ------------------     --------------------



                    The accompanying notes are an integral part of
                      these consolidated financial statements

                         LEVEL ONE COMMUNICATIONS, INCORPORATED
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months Ended
                                                                               -------------------------------------
(IN THOUSANDS)                                                                  March 28, 1999      March 29, 1998
                                                                               -----------------   -----------------
Cash flows from operating activities:
      Net income                                                                     $   12,288          $    3,729
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                                  6,074               3,669
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade accounts receivable                                                      1,619              (2,443)
           Other receivables                                                               (132)              1,373
           Inventories                                                                   (8,825)             (2,534)
           Deferred income taxes                                                         (3,808)                  -
           Prepaid expenses                                                              (4,615)                (73)
           Accounts payable and accrued liabilities                                      (3,447)                971
           Deferred revenues                                                               (225)                764
           Deferred lease expense                                                           (41)                (41)
                                                                               -----------------   -----------------

      Net cash provided by (used in) operating activities                                (1,112)              5,415
                                                                               -----------------   -----------------
Cash flows from investing activities:
      Purchase of debt and equity securities available-for-sale                         (36,655)            (40,236)
      Maturities and sales of debt and equity securities available-for-sale              58,868              33,006
      Purchases of non-marketable equity securities                                      (2,000)                  -
      Net capital expenditures                                                          (15,235)             (6,361)
      Net (payments) refunds for foundry deposits and other assets                       15,125              (1,203)
                                                                               -----------------   -----------------

      Net cash provided by (used in) investing activities                                20,103             (14,794)
                                                                               -----------------   -----------------

Cash flows from financing activities:
      Net principal payments under capital lease obligations                               (316)                327
      Proceeds from issuance of notes                                                         -               1,799
      Proceeds from issuance of stock, net of
         repurchases and costs of issuance                                                2,835               1,335
                                                                               -----------------   -----------------

      Net cash provided by financing activities                                           2,519               3,461
                                                                               -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                     21,510              (5,918)
Cash and cash equivalents at beginning of period                                         28,794              27,694
                                                                               -----------------   -----------------
Cash and cash equivalents at end of period                                           $   50,304          $   21,776
                                                                               -----------------   -----------------
                                                                               -----------------   -----------------

Supplementary disclosure of cash and noncash transactions
      Cash payments for:
              Interest                                                               $    2,338          $    2,770
              Income taxes                                                                3,254                 492

                    The accompanying notes are an integral part of
                      these consolidated financial statements

                     LEVEL ONE COMMUNICATIONS, INCORPORATED

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by Level One Communications, Incorporated ("Level One" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 28, 1999 and March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000. The information reported in these financial statements should be read in conjunction with the financial statements and footnotes contained in the Company's Annual Report Form 10-K filed with the Securities and Exchange Commission for the year ended December 27, 1998, and subsequent filings with the Securities and Exchange Commission.

         All share and per share numbers in this Report have been restated to reflect the effect of stock splits. Additionally, in connection with the stock splits, proportional adjustments were made to the numbers of shares of common stock issuable upon exercise of all outstanding stock options, warrants and other outstanding obligations of the Company.

NOTE 2.  BUSINESS COMBINATIONS

         On March 4, 1999, the Company and Intel Corporation entered into a definitive stock-for-stock merger agreement valued at approximately $2.2 billion under which Intel would acquire Level One. The acquisition is aimed at providing advanced networking capabilities through increased bandwidth and functionality through silicon integration. Under the terms of the agreement, each share of Level One stock would be exchanged for 0.86 shares of Intel stock, after adjusting for Intel's two-for-one stock split announced in January 1999 and effective April 11, 1999. Approximately 37.2 million shares of Intel stock would be issued, assuming the conversion of Level One's outstanding convertible subordinated notes into Level One common stock when permissible under their terms. The completion of this transaction is subject to compliance with regulatory requirements, Level One stockholder approval, and other conditions customary in a transaction of this type.

NOTE 3. COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale securities reported as a separate component of shareholders' equity. The Company's total comprehensive income for the periods ended March 28, 1999 and March 29, 1998 was $13.1 million and $3.7 million, respectively.

NOTE 4.  EARNINGS PER SHARE

         The following is a reconciliation of the numerator (income) and denominator (shares) of basic and diluted earnings per share for the three month periods ended March 28, 1999 and March 29, 1998. No conversion is assumed for the convertible subordinated notes for the quarter ending March 29, 1998 because it would have an anti-dilutive effect on earnings per share.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              INCOME       SHARES     PER SHARE
                                                                               AMOUNT
                                                     ----------   ---------  ------------
QUARTER ENDING:
Net income:
      March 28, 1999                                  $12,288
      March 29, 1998                                    3,729

BASIC EPS: Income available to
  common stockholders
      March 28, 1999                                  $12,288       38,830       $  0.32
      March 29, 1998                                    3,729       36,143          0.10

Effect of dilutive securities:
  Convertible debentures:
      March 28, 1999                                  $   854        4,312       $  0.20
      March 29, 1998                                        -            -             -

  Options:
      March 28, 1999                                        -        3,306
      March 29, 1998                                        -        2,955

DILUTED EPS: Income available to common
  stockholders plus assumed conversions
      March 28, 1999                                  $13,142       46,448       $  0.28
      March 29, 1998                                    3,729       39,098          0.10


NOTE 5.  INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consisted of:

(IN THOUSANDS)
                                    March 28, 1999       December 27, 1998
                                  -----------------     -------------------
Raw materials                         $      4,319             $     2,486
Work-in-process                             11,675                   9,827
Finished goods                              13,326                   8,182
                                  -----------------     -------------------
     Total inventories                $     29,320            $     20,495
                                  -----------------     -------------------
                                  -----------------     -------------------

NOTE 6.  PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciation is provided on a straight-line basis over their useful lives. Property and equipment consists of:

         (IN THOUSANDS)                           March 28, 1999      December 27, 1998
                                                -----------------   ---------------------
         Machinery and equipment                    $   59,397             $    49,857
         Furniture and fixtures                         40,603                  34,943
         Leasehold improvements                          5,455                   5,420
                                                -----------------   ---------------------
                                                       105,455                  90,220
         Less-Accumulated depreciation                 (47,162)                (41,321)
                                                -----------------   ---------------------
                                                      $ 58,293             $    48,899
                                                -----------------   ---------------------
                                                -----------------   ---------------------

NOTE 7.  SEGMENT REPORTING

         The following is a summary of the Company's revenue by market and geographic area for the three month period ended March 28, 1999 and March 29, 1998:

(IN THOUSANDS)                              MARCH 28, 1999        MARCH 29, 1998
                                          -------------------   ------------------
Revenues:
     Networking                               $61,942                $37,898
     Telecom                                   20,963                 20,925
     Other                                      1,381                 (2,193)
                                          -------------------   ------------------
     Total                                    $84,286                $56,630
                                          -------------------   ------------------
                                          -------------------   ------------------
     United States                            $46,763                $34,711
     Singapore                                  9,614                  4,647
     Taiwan                                    17,338                  4,956
     Other foreign countries                   10,571                 12,316
                                          -------------------   ------------------
     Total                                    $84,286                $56,630
                                          -------------------   ------------------
                                          -------------------   ------------------


         Geographic area data is based on product shipment destination or royalty payer location.

         Export sales as a percentage of revenues were 44.5% and 38.7% for the three months ended March 28, 1999 and March 29, 1998, respectively.

         Sales to Flextronics Technologies Inc. were 12.4% of total revenues and sales to Accton Technology Corp. were 12.2% of total revenues during the first quarter of 1999. No single customer accounted for more than 10% of total revenues is the first quarter of 1998.

         Long-lived assets consist of net property and equipment and foundry deposits. The following geographic summary of long-lived assets is based on physical location:

(IN THOUSANDS)                              MARCH 28, 1999        DECEMBER 27, 1998
                                          -------------------   ----------------------
Long-lived assets:
     United States                               $    49,741           $       44,629
     Singapore                                         6,943                   17,634
     Other foreign countries                           2,752                    3,096
                                          -------------------   ----------------------
                                 Total           $    59,436           $       65,359
                                          -------------------   ----------------------
                                          -------------------   ----------------------

         The decrease in long-lived assets in Singapore is due to foundry deposit refunds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial condition and Results of Operations contained in Level One's Annual Report on Form 10-K for the period ended December 27, 1998 filed with the Securities and Exchange Commission on March 29, 1999, and any subsequent filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues for the first quarter of 1999 increased 48.8% to $84.3 million from $56.6 million for the same quarter of 1998. The continued growth in revenues is due to the successful introduction of new products and increased sales of existing products to customers in the Company's target market segments. In the first quarter of 1999 Flextronics Technologies, Inc. represented 12.4% of total revenues and Accton Technology Corp. represented 12.2% of total revenues.

         Export sales, primarily consisting of sales to customers located in Canada, Europe, and Asia, in the first quarter of 1999 were 44.5% of revenues versus 38.7% of revenues in the same quarter of 1998. All sales were in U.S. dollars, thereby eliminating any foreign currency impact on revenues and net income. The dollar increase in international sales is attributable to increased sales to foreign manufacturing facilities and subcontractors of domestic customers and the Company's increased international marketing and sales efforts.

         The Company believes future revenue growth will depend on the success and timing of new products along with continued sales growth of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins may precede volume sales by six months or more. No assurance can be given that any design win will result in future revenues. Future revenue growth could also be impacted by the consummation of the proposed merger with Intel Corporation. See "Notes to Supplemental Financial Statements (Unaudited) - Note 2 - Business Combinations."

         GROSS MARGIN. Product gross margin is affected by several factors, including selling prices, the mix between older and newer products, test equipment utilization, manufacturing yields, timing of cost reductions and the mix between direct and distributor sales. Margins on domestic and international sales are similar. Gross product margins for the first quarter of 1999 were 58.8% versus 58.5% for the first quarter of 1998. This increase is due to the impact of continuing cost reduction efforts.

         RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses were $17.2 million or 20.4% of revenues in the first quarter of 1999 versus $12.6 million or 22.2% of revenues in the first quarter of 1998. The dollar increase in research and development expense is due to additions to Level One's design engineering staff and related new product design expenses, while the decline in spending as a percent of revenues is a result of higher revenue growth than the growth in research and development costs.

         SALES AND MARKETING. Sales and marketing expenses were $11.3 million or 13.5% of revenues in the first quarter of 1999 versus $9.4 million or 16.6% of revenues in the first quarter of 1998. The dollar increases in sales and marketing expenses are largely due to increased sales, sales support and field application engineering headcount and the associated expense increases. The Company has also increased its international sales offices and support staff.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1999 were $4.2 million or 5.0% of revenues versus $4.2 million or 7.4% of revenues in the first quarter of 1998. The decline in spending as a percent of revenues is a result of the growth in revenues while not increasing general and administrative costs.

         NET INTEREST AND OTHER INCOME. The Company earns interest on its cash and investments and incurs interest expense on its convertible subordinated notes and on capital lease obligations used to finance certain equipment. Net interest and other income for the first quarters of 1999 and 1998 was $1.5 million and $.5 million, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of liquidity as of March 28, 1999, consisted of $115.2 million in cash, cash equivalents and short-term investments. Working capital was $155.8 million at March 28, 1999 versus $140.1 million at December 27, 1998.

         During the first three months of fiscal 1999 the Company used $1.1 million of net cash in operating activities compared to $5.4 million provided by operating activities during the first three months of fiscal 1998. The increase in cash used in operating activities for the first three months of fiscal 1999 was primarily due to increases in the balances of certain current asset accounts and a decrease in current liabilities. These changes are primarily due to timing and the expansion of the Company's business, and do not reflect material changes in the way the Company conducts operations.

         Cash provided by investing activities during the first three months of fiscal 1999 totaled $20.1 million compared to $14.8 million used in investing activities in the first three months of fiscal 1998. The primary source of cash from investing activities during the first three months of fiscal 1999 was the maturity of investments available-for-sale and a foundry capacity agreement deposit refund of $15.0 million offset by cash used for capital expenditures. The Company spent $15.2 million for capital expenditures in the first three months of fiscal 1999 as compared to $6.4 million in the first three months of fiscal 1998.

         Cash provided from financing activities for the first three months of fiscal 1999 and 1998 totaled $2.5 million and $3.5 million, respectively. The primary source of cash from financing activities for the first three months of fiscal 1999 was from the issuance of common stock under the Company's employee stock option and stock purchase plans.

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

EXCESS OR INSUFFICIENT INVENTORIES MAY ADVERSELY IMPACT LEVEL ONE'S REVENUES AND EARNINGS

         If Level One produces excess or insufficient product inventories because it does not accurately anticipate customer demand, Level One's revenues and earnings could be materially adversely impacted. This may happen for three reasons. First, some of Level One's customers place orders with long lead-times that may be canceled or rescheduled without significant penalty. Second, Level One's inventory risk increases during periods of strong demand and/or restricted semiconductor capacity because, based on Level One's past experience, customers often over-order to assure adequate supply and then may cancel or postpone orders without notice or significant penalty if other product becomes available. Third, component shortages from Level One's customers' suppliers could cause those customers to cancel or delay plans to incorporate Level One's products into the design of target products, resulting in the cancellation or delay of orders for Level One's products.

THE COMPLETION OF LEVEL ONE'S 4% CONVERTIBLE NOTE OFFERING HAS INCREASED LEVEL ONE'S INTEREST EXPENSE AND MAY LIMIT LEVEL ONE'S ABILITY TO OBTAIN ADDITIONAL FINANCING FOR WORKING CAPITAL, ACQUISITIONS OR OTHER PURPOSES

         In September 1997, Level One incurred approximately $115 million in additional debt as a result of its issuance of 4% Convertible Subordinated Notes due 2004. These notes increased Level One's ratio of long-term debt to total capitalization from 3.0% at June 29, 1997, to 39.0% at March 28, 1999. This increased leverage has increased Level One's interest expense substantially. This increased leverage could adversely affect Level One's ability to obtain additional financing for working capital, acquisitions or other purposes and could make Level One more vulnerable to economic downturns and competitive pressures. This increased leverage could also affect Level One's liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, Level One could be forced to reduce other expenditures and/or forego potential acquisitions to be able to meet such requirements.

THE FAILURE OF LEVEL ONE'S KEY SUPPLIERS TO BE YEAR 2000 COMPLIANT AND LEVEL ONE'S FAILURE TO DEVELOP YEAR 2000 CONTINGENCY PLANS COULD CAUSE LEVEL ONE TO EXPERIENCE MANUFACTURING INTERRUPTIONS OR DELAYS THAT COULD ADVERSELY IMPACT LEVEL ONE'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS

         Level One is currently in the process of determining whether there are any critical areas in its business that are not Year 2000 compliant. Level One has begun a comprehensive project to prepare its computer systems for the Year 2000. Level One presently estimates that the total cost of addressing its Year 2000 problems will be approximately $500,000, of which approximately 48% has been expended to date. This cost estimate was derived utilizing numerous assumptions, including the assumption that Level One has already identified its most significant Year 2000 problems and that the assessment, remediation and contingency plans of its third party suppliers will be fulfilled in a timely manner without significant additional cost to Level One. Level One believes that there is a remote possibility of an adverse impact on its business due to problems with its internal systems or products. Level One's products have no date specific functions or date dependencies and will operate according to published specifications through the Year 2000 and dates into the 21st century. As part of its Year 2000 assessment, Level One is contacting key suppliers of products and services to determine whether such suppliers' operations, products and services are Year 2000 capable and/or to monitor their progress toward Year 2000 compliance. If Level One's suppliers are not Year 2000 compliant, Level One could experience manufacturing interruptions or shutdowns, decreased yields, quality inconsistencies, delayed or inaccurate product testing, delivery delays, or service interruptions. It is possible that one or more of these problems could have a material adverse effect on Level One's business, financial condition, or results of operations. There is also a risk because Level One has not yet fully developed Year 2000 contingency plans to address any failure of Level One's Year 2000 assessment to identify and remediate significant Year 2000 risks to its business operations. Development of contingency plans is in progress and will continue during calendar year 1999. Such plans could include accelerating replacement of affected equipment or software, using back-up equipment and software, developing temporary manual procedures to compensate for system deficiencies, and identifying Year 2000 capable suppliers and service providers. There can be no assurance that any such contingency plans would adequately address the Year 2000 problem. The failure to develop a successful contingency plan could result in significant delays and inefficiency in Level One's business which could have a material adverse effect on Level One's business, financial condition and results of operations.

THE FAILURE OF LEVEL ONE TO COMPLETE THE PROPOSED MERGER WITH INTEL CORPORATION COULD ADVERSELY AFFECT LEVEL ONE'S STOCK PRICE AND FUTURE OPERATING RESULTS

         Certain risks are inherent in the proposed merger with Intel Corporation, including, but not limited to, the failure of the proposed merger to occur. Level One's pre-merger stock price is significantly influenced by the stock price of Intel. Any fluctuations in the stock price of Intel may have an effect on the stock price of Level One prior to the completion of the merger. The failure of the proposed merger to occur could have a material adverse effect on Level One's stock price as well as Level One's future operating results due to the write-off of pre-merger costs incurred and possible market stigma.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 5.  OTHER INFORMATION.

         On April 27, 1999, the Company and Intel announced that the parties have received clearance from the Federal Trade Commission and the Department of Justice to consummate the proposed merger. The proposed merger is expected to be completed following the approval of the merger by the Company's stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K.

                           Amendment No. 1 to Form 8-K, filed on February 3,
                  1999, to report under Item 5 certain supplementary financial information related to the registrant's November 24, 1998 acquisition of Jato Technologies, Inc.

                           Form 8-K, filed on March 8, 1999, to report under
                  Item 5 the issuance of the March 4, 1999 press release announcing an agreement for Intel Corporation to acquire Level One Communications, Incorporated.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 12, 1999             LEVEL ONE COMMUNICATIONS,
                                  INCORPORATED

                                  By:  /s/ ROBERT S. PEPPER
                                     ----------------------------------
                                       Robert S. Pepper, Ph.D.
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    May 12, 1999             By:  /s/ JOHN KEHOE
                                       -------------------------------
                                       John Kehoe
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)